Form 10-Q
period 2006-03-31
United States Oil Fund, LP
filed 2006-05-30
CIK 1327068

[Missing Graphic Reference]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices)

(510) 522-3336
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I - Financial Information

Item 1.	Financial Statements

 United States Oil Fund, LP

Statement of Financial Condition
March 31, 2006

Assets
Cash ……………………………………………… $1,000
----------------------------------------------------------------
Partnership Capital
Limited partner …………………..……………. $980
General partner …………..……………….……. 20
Total partnership capital $1,000

See notes to statement of financial condition

UNITED STATES OIL FUND, LP

Notes to Statement of Financial Condition
March 31, 2006

Note A - Organization

  United States Oil Fund, LP (formerly New York Oil ETF, LP) (the “Fund”), was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005 and changed its name on September 30, 2005. The Fund is a commodity pool that will issue units that may be purchased and sold on the American Stock Exchange. The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”). The investment objective of the Fund is for its net asset value to reflect the performance of the price of light sweet crude oil, less the Fund’s expenses. The Fund will accomplish its objectives through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, national gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange and other U.S. and foreign exchanges (“Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. Victoria Bay Asset Management, LLC is the General Partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The General Partner is a member of the National Futures Association and is a commodity pool operator effective December 1, 2005. The Fund intends to have a fiscal year ending on December 31.

The Fund will issue limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket will be based upon the net asset value of a Fund Unit. In addition, authorized purchasers will pay the Fund a $1,000 fee for the creation of each Creation Basket. The initial offering price of the initial creation basket will be based on the closing price of the near month oil futures contracts as traded and reported on the New York Mercantile Exchange on the last business day prior to the effective date. Additionally, subsequent to the sale of the initial Creation Basket, Units can be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on the stock exchange.

At March 31, 2006 the Fund has not generated any revenues and as explained in Note C, has been dependent upon the contributions from the General Partner and an affiliate of the Fund. Once the Fund commences operations, the management of the Fund expects to generate sufficient revenue to meet its operational expenses.

There can be no assurance that additional funds will be available to the Fund, or available on terms acceptable to the Fund.

Note B - Summary of Significant Accounting Policies

 (1) Securities Valuation:

Securities listed on a national securities exchange are valued at their last reported sales price on the final day of trading as of the date of the statement of financial condition. Any other securities not traded as described above are valued at their fair value as determined in good faith by the Board of Directors of the General Partner. The resulting unrealized gains and losses will be included in the statement of operations.

(2) Securities transactions and investment income:

Securities transactions are recorded on a trade date basis. Realized gains and losses on sales of securities are determined using the first-in, first-out method and will be included in the statement of operations.

(3) Futures contracts:

During the period in which the futures contract is open, changes in the contract value are recorded as an unrealized gain or loss by marking the contract to market to reflect the value of the contract at the end of trading on the reporting date. Futures contracts are valued at the settlement price established by the board of trade or exchange on which they are traded. The resulting unrealized gains or losses will be included in the statement of financial condition and the statement of operations. Realized gains and losses will be included in the statement of operations.

(4) Options:

Premiums paid for options contracts purchased are included in the statement of financial condition. Option contracts are valued at their last reported sales price on the final day of trading as of the date of the statement of financial condition. If the sales price is outside the range of the bid/ask price, the average of the bid/ask price is used. If no sale is reported then the average of the bid/ask price is used. When option contracts expire or are closed, realized gains or losses are recognized without regard to any unrealized gains or losses on the underlying securities.

(5) Swaps:

The Fund may enter into swap agreements. The swaps are marked-to-market on a daily basis. The Fund recognizes in the statement of financial condition the swap agreements at fair value and changes in fair values are reflected as gain or loss in the statement of operations. When a contract is closed, the Fund records in the statement of operations a realized gain or loss equal to the cash exchanged.

(6) Forward contracts:

The Fund may enter into forward contracts. Forward transactions are contracts or agreements for delayed delivery of specific currencies or commodities in which the seller agrees to make delivery at a specified future date of specified currencies or commodities. Risks associated with forward contracts include the inability of counterparties to meet the terms of their contracts and movements in fair values. Gains and losses on forward transactions are recorded based on changes in fair values and are included with net gain (loss) in the statement of operations.

(7) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Note C - Offering and Organization Costs

Costs incurred in connection with organizing the Fund and the initial offering costs of the Units will be borne by the General Partner, and are not subject to reimbursement by the Fund. Such costs incurred through March 31, 2006 by an affiliate of the General Partner amounted to approximately $1,569,850 and are not reflected in the accompanying statement of financial condition.

Note D - Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing and reinvesting the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner will arrange for one of more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee based on average daily net assets and paid monthly of .50% per annum on average net assets of $1,000,000,000 or less and .20% of average daily net assets that are greater than $1,000,000,000. The Fund will pay for all brokerage fees, taxes and other expenses.

Note E - Income Taxes

The Fund is not taxed on its income. Instead the individual investors’ respective shares of the Fund’s taxable income are reported on the individual investors’ income tax returns.

Note F - Redemptions

 Authorized persons may redeem Units from the Fund only in blocks of 100,000 Units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Note G - Partnership Capital

 On June 23, 2005, the General Partner made a $20 capital contribution to the Fund. Additionally, Wainwright Holdings, Inc. (“Wainwright”), contributed $980 to the Fund for its limited partnership interest. The General Partner is 100% owned by Wainwright, which is controlled by the President of the General Partner.

Note H - Allocation of Partnership Income and Losses

 Profit or loss shall be allocated among the partners in proportion to the number of Units each partner holds as of the close of business on the last business day of the period. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Note I - Calculation of Net Asset Value

The Fund will calculate net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund will use the New York Mercantile Exchange closing price for contracts held on the New York Mercantile Exchange, and will calculate the value of all other Fund investments as of the close of the New York Stock Exchange.

WO 500465.2

Note J - Commitments and Contingencies

The Fund is party to a marketing agent agreement dated March 13, 2006 with ALPS Distributors Inc., a Colorado corporation (“ALPS”), whereby ALPS will provide certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent will be borne by the General Partner, and are as follows: a marketing fee of $425,000 per annum plus the following incentive fee: zero basis points on Fund assets from $0 - $500 million; 4 basis points on Fund assets from $500 million - $4 billion; and 3 basis points on Fund assets in excess of $4 billion. The above fees do not include the following expenses, which will be billed back to the General Partner: cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

The Fund is also party to a custodian agreement dated March 13, 2006 with Brown Brothers Harriman & Co., a New York limited partnership (“Brown Brothers”), whereby Brown Brothers will hold investments on behalf of the Fund. The General Partner of the Fund will pay the fees of the custodian, which shall be agreed to from time to time between the parties. In addition, the Fund is party to an administrative agency agreement dated March 13, 2006, also with Brown Brothers, whereby Brown Brothers will act as the administrative agent, transfer agent and registrar for the Fund. The General Partner will pay the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time. Currently, the General Partner will pay Brown Brothers for its services in the foregoing capacity a minimum amount of $300,000 annually and, once the Fund’s assets are above $500 million, an asset charge, which is not reflected in either agreement, ranging between 0.035% and 0.06%, plus a $50,000 transfer agency fee, and in either case transaction charges of $7.00 to $15.00 per transaction.

The Fund will invest primarily in oil futures contracts, and particularly in oil futures contracts traded on the New York Mercantile Exchange (the “Exchange”). Representatives of the Exchange have at various times asserted varying claims regarding the Fund’s operations and the Exchange’s service marks and settlement prices of oil futures contracts traded on the Exchange.

The Exchange initially claimed that the Fund’s use of the Exchange’s service marks would cause confusion as to the Fund’s source, origin, sponsorship or approval, and constitutes infringement of the Exchange’s trademark rights and unfair competition and dilution of the Exchange’s marks. In response to these claims, the General Partner changed the Fund’s name. In addition, the Fund expressly disclaims any association with the Exchange or endorsement of the Fund by the Exchange and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The General Partner has also engaged in discussions with the Exchange regarding a possible license agreement. In this regard, the Fund received a letter from the Exchange dated March 29, 2006 (the “March 29th Letter”). The March 29th Letter was a response to the Fund’s request for additional information in connection with the negotiation of the possible license agreement. In the March 29th Letter, the Exchange stated that it would cause the cessation of any market data vendor’s provision of Exchange settlement prices to the Fund and/or take other action to prevent the Fund from using any Exchange settlement prices unless the Fund enters into a license agreement with the Exchange, or has indicated in writing that it will cease from using any Exchange settlement prices. The Fund is in the process of finalizing a licensing agreement with the Exchange.

Separately, Goldman, Sachs & Co. (“Goldman Sachs”) sent the Fund a letter on March 17, 2006, providing the Fund notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. The Fund currently is reviewing the Goldman Sachs published patent applications, and is engaged in discussions with Goldman Sachs regarding their pending applications and the Fund’s own pending patent application. At this time, due in part to the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents, the Fund is unable to determine what the outcome of this matter will be.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future performance or future events. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “may,” “should,” “expect,” “plan,” “believe,” “estimate,” “predict,” “potential” or similar terminology. Neither the United States Oil Fund, LP, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the United States Oil Fund, LP nor its general partner is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

United States Oil Fund, LP, a Delaware limited partnership (“USOF”), is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange. USOF changed its name from New York Oil ETF, LP to United States Oil Fund, LP on September 30, 2005. The investment objective of USOF is for changes in the units’ net asset value (“NAV”) to reflect changes in the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma (“WTI light, sweet crude oil”), less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV will closely track the changes in the price of a specified oil futures contract (“Benchmark Oil Futures Contract”). USOF’s general partner believes the Benchmark Oil Futures Contract historically exhibited a close correlation with the spot price of WTI light, sweet crude oil.

At present, on any valuation day the Benchmark Oil Futures Contract is the near month futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange unless the Near Month Contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the Second to Nearest Out Month Contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange. “Near Month Contract” means the next contract traded on the New York Mercantile Exchange due to expire; “Second to Nearest Out Month Contract” means the first contract traded on the New York Mercantile Exchange due to expire after the Near Month Contract.

USOF invests in futures contracts for WTI light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The general partner of USOF, Victoria Bay Asset Management, LLC the (“General Partner”), which is registered as a commodity pool operator, is authorized by the First Amended and Restated Agreement of Limited Partnership (“LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for, and terminate commodities trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the Net Asset Value

The NAV of USOF units is calculated once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. NAV is calculated as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. Trading on the American Stock Exchange typically closes at 4:15 p.m. New York time. USOF uses the New York Mercantile Exchange closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the New York Mercantile Exchange, but calculates or determines the value of all other USOF investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

WO 500465.2

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of operations.  During the time period of December 31, 2005 through March 31, 2006, USOF had not yet commenced investment activities nor issued units. No Oil Futures Contracts or other Oil Interests were purchased or owned by USOF during this reporting period. There were no receipts or disbursements of cash from USOF during this reporting period. USOF did not receive any revenue, capital gains (losses), or incur any expenses during this time period.

Expenses incurred during the first quarter of 2006 in connection with organizing USOF and the initial offering costs of the units will be borne by the General Partner, and are not subject to reimbursement by USOF.

Crude oil market. During the first quarter of 2006, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production increases remained muted since the lingering effects of Hurricane Katrina continued to impact U.S. production and violence impacted production in Iraq and Nigeria. In addition, geo-political concerns regarding other key crude oil producing countries, such as Iran and Venezuela, added to supply concerns. As a result, crude oil prices trended higher over the course of the first quarter of 2006 and showed periods of greater than usual volatility.

The closing price on December 31, 2005 of the then near month light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $61.04. During the first quarter of 2006, the highest price of the near month crude oil future was [$70.00], which occurred in late February. As of March 31, 2006, the closing price of the then near month light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $62.70.

Subsequent Event

On April 10, 2006, USOF listed its units on the American Stock Exchange under the ticker symbol “USO”. On that day USOF established its initial NAV by setting the price at $67.39 per unit and issued 200,000 units to the Initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. USOF also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on West Texas Intermediate light, sweet crude oil. The total market value of the crude oil futures contracts purchased was $13,418,501 at the time of purchase. USOF established cash deposits equal to $13,478,000 at the time of the initial sale of units. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased.

As of May 18, 2006, USOF had 3,500,000 outstanding units. At that time, USOF owned 3,316 light, sweet crude oil futures contracts, which had a market value as of the close of trading that day of $232,584,240. USOF maintained cash deposits at USOF’s custodian bank and margin with USOF’s futures commission merchant in an aggregate amount of $232,796,908.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF's application of these policies involves judgments and actual results may differ from the estimates used. The General Partner has evaluated the nature and types of estimates that it will make in preparing USOF's financial statements and related disclosures once USOF commences trading operations and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. While not currently applicable given the fact that during the time period covered by this report, USOF was not involved in trading activities, the values used by USOF for its forward contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

Liquidity and Capital Resources

USOF does not anticipate making use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from cash and/or short-term U.S. Treasuries that it intends to hold at all times. USOF’s liquidity needs include redeeming units, providing margin deposits for its existing oil futures contracts on the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF will generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and its investments in Treasuries. As of March 31, 2006, USOF had not begun trading activities. USOF anticipates that all of its net assets will be allocated to trading in oil interests. A significant portion of the NAV will be held in Treasuries and cash that could or will be used as margin for USOF's trading in oil interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the oil interests change. The balance of the net assets will be held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds will be paid to USOF.

USOF's investment in oil interests will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. To date, all of USOF's and the General Partner's expenses have been funded by their affiliates. Neither USOF nor the General Partner have any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF's or the General Partner's expenses. If such affiliates were to discontinue the payment of these expenses and the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests such as forwards will involve USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF's future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF should only be subject to the risk of loss arising from the change in value of the contracts. USOF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF's commitments to purchase oil will be limited to the gross face amount of the contacts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited. USOF's exposure to market risk will depend on a number of factors including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has had in utilizing its model to trade in oil interests in a manner intended to track the spot price of oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the New York Mercantile Exchange and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or financial backers will satisfy their obligations to USOF. The General Partner will attempt to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF intends to post margin and/or hold liquid assets that will be approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner will implement procedures that will include, but will not be limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. ABN Amro, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, will be required by the U.S. Commodities Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These commodity brokers are not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of [May 31], 2006, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

Other than the liquidity necessary to meet its investment objective and pay its contractual obligations described below, USOF will require liquidity to redeem Redemption Baskets. USOF intends to satisfy this obligation through the transfer of its Treasuries or cash in an amount of proportionate to the number of units being redeemed, as described above under "Determination of Redemption Distribution.''

Contractual Obligations

USOF's primary contractual obligations will be with the General Partner. In return for its services, the General Partner will be entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently .50% for an NAV of $1 billion or less, and thereafter .20% of the NAV above $1 billion. The General Partner or its affiliate, Wainwright Holdings, Inc., has agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF with the U.S. Securities and Exchange Commission (“SEC”) and the American Stock Exchange, respectively. The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with USOF's preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of its Marketing Agent, ALPS Distributors, Inc. The General Partner is also in the process of negotiating a licensing agreement with the New York Mercantile Exchange under which certain licensing fees will be paid to the exchange by the General Partner.

In addition to the General Partner's management fee, USOF pays its brokerage fees, over-the-counter dealer spreads, fees to ABN Amro, and extraordinary expenses. The latter are expenses not in the ordinary course of its business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to ABN Amro are on a contract-by-contract, or round turn, basis.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as USOF's net asset values and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF's existence. Either party may terminate these agreements earlier for certain reasons listed in the agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

The duly authorized officers of Victoria Bay Asset Management, LLC, USOF’s general partner, who perform functions equivalent to those a principal executive officer and principal financial officer of USOF would perform if the USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this quarterly report.

There were no changes in the USOF’s internal control over financial reporting that occurred during the USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect USOF’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been not a material change from the risk factors previously disclosed in the registrant’s Form S-1, effective April 10, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Election of Chief Financial Officer

Effective May xx, 2006, Howard Mah has been appointed Chief Financial Officer (CFO) of the General Partner of the United States Oil Fund, LP.

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodities Exchange Act, each month USOF publishes an account statement for its unitholders, which includes a statement of income (loss) and a statement of changes in net asset value. The account statement is posted on USOF’s website at www.usoilfund.com and is generally available on the (10th) business day following month-end.

WO 500465.2

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2
[Missing Graphic Reference]
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner

By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer (Principal executive officer)

Date: May xx, 2006

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer (Principal financial officer)

Date: May xx, 2006