Form 10-Q/A
period 2006-03-31
United States Oil Fund, LP
filed 2006-05-31
CIK 1327068

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

[Missing Graphic Reference]

UNITED STATES OIL FUND, LP

Table of Contents

FINANCIAL INFORMATION

[Missing Graphic Reference]

Part I - Financial Information

Item 1.	Financial Statements

 United States Oil Fund, LP

Statement of Financial Condition

	March 31, 2006 (unaudited)	December 31, 2005

Assets
Cash …………………………………	$1,000	$ 1,000
-------------------------------------------------------
Partnership Capital
Limited partner ……………………	$980	$ 980
General partner …………..………...	20	20
Total partnership capital	$1,000	$1,000

See notes to statement of financial condition

UNITED STATES OIL FUND, LP

Notes to Statement of Financial Condition
March 31, 2006 (unaudited)

Note A - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period. The results for the interim period are not necessarily indicative of the results to be expected for a full year. As of March 31, 2006 the Fund had not commenced operations. For the three months ended March 31, 2006, all of the Fund’s expenses have been funded by an affiliate of the General Partner. The Fund does not have any obligation or intention to reimburse such payments. The accompanying unaudited statement of financial condition has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. It is suggested that the March 31, 2006 financial statements should be read in conjunction with the financial statements and notes included in the Fund’s audited financial statements in the Pre-Effective Amendment No. 7 to Form S-1, declared effective April 10, 2006, for the period ended December 31, 2005.

Note B - Organization

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

At March 31, 2006 the Fund has not generated any revenues and has been dependent upon the contributions from the General Partner and an affiliate of the Fund. Once the Fund commences operations, the management of the general partner expects the Fund to generate sufficient revenue to meet its operational expenses.

There can be no assurance that additional funds will be available to the Fund, or available on terms acceptable to the Fund.

Note C - Summary of Significant Accounting Policies

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

Note D - Offering and Organization Costs

Costs incurred in connection with organizing the Fund and the initial offering costs of the Units were borne by the General Partner, and are not subject to reimbursement by the Fund. Such costs incurred through March 31, 2006 and through the completion of the offering by an affiliate of the General Partner amounted to approximately $1,517,000 and are not reflected in the accompanying statement of financial condition.

Note E - Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing and reinvesting the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner will arrange for one of more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee based on average daily net assets and paid monthly that is equal to 0.50% per annum on average net assets of $1,000,000,000 or less and 0.20% of average daily net assets that are greater than $1,000,000,000. The Fund will pay for all brokerage fees, taxes and other expenses.

Note F - Income Taxes

The Fund is not taxed on its income. Instead the individual investors’ respective shares of the Fund’s taxable income are reported on the individual investors’ income tax returns.

Note G - Redemptions

Authorized persons may redeem Units from the Fund only in blocks of 100,000 Units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Note H - Partnership Capital

On June 23, 2005, the General Partner made a $20 capital contribution to the Fund. Additionally, Wainwright Holdings, Inc. (“Wainwright”), contributed $980 to the Fund for its limited partnership interest. The General Partner is 100% owned by Wainwright, which is controlled by the President of the General Partner.

Note I - Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of business on the last business day of the period. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Note J - Calculation of Net Asset Value

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

Note K - Commitments and Contingencies

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

Note L - Subsequent Events

On April 10, 2006, USOF listed its Units on the American Stock Exchange under the ticker symbol “USO”. On that day, USOF established its initial NAV by setting the price at $67.39 per Unit and issued 200,000 Units to the Initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. USOF also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on West Texas Intermediate light, sweet crude oil. The total market value of the crude oil futures contracts purchased was $13,418,501 at the time of purchase. USOF established cash deposits equal to $13,478,000 at the time of the initial sale of Units. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased.

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

This information should be read in conjunction with the accompanying financial statements and notes to the statement of financial condition included in this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future performance or future events. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “may,” “should,” “expect,” “plan,” “believe,” “estimate,” “predict,” “potential” or similar terminology. Neither the United States Oil Fund, LP, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the United States Oil Fund, LP nor its general partner is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of operations.  During the time period from January 1, 2006 to March 31, 2006, USOF had not yet commenced investment activities nor issued units. No Oil Futures Contracts or other Oil Interests were purchased or owned by USOF during this reporting period. There were no receipts or disbursements of cash from USOF during this reporting period. USOF did not receive any revenue, capital gains (losses), or incur any expenses during this time period.

Expenses incurred during the first quarter of 2006 in connection with organizing USOF and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USOF.

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

The closing price on December 31, 2005 of the then near month light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $61.04. During the first quarter of 2006, the highest price of the near month crude oil future was $69.20, which occurred in late February. As of March 31, 2006, the closing price of the then near month light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $62.70.

Subsequent Events

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

On May 3, 2006, the New York Mercantile Exchange (NYMEX), announced it would list and start trading a number of energy commodity related futures contracts on an electronic trading platform known as CME Globex, which is operated by the Chicago Mercantile Exchange. In subsequent announcements, the New York Mercantile Exchange announced that those energy futures contracts would include light, sweet crude oil, that initially these electronic contracts will allow for financial settlement and not physical settlement, and that the anticipated starting date of electronic trading is expected to be June 11, 2006. The General Partner will evaluate this new proposed contract, compare it to the existing New York Mercantile Exchange light, sweet crude oil contract, and determine if it is a suitable investment for USOF’s portfolio.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF's application of these policies involves judgments and actual results may differ from the estimates used. The General Partner has evaluated the nature and types of estimates that it will make in preparing USOF's financial statements and related disclosures once USOF commences trading operations and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a significant management estimate. While not currently applicable given the fact that during the time period covered by this report, USOF was not involved in trading activities, the values used by USOF for its forward contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

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

USOF's investment in oil interests will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. To date, all of USOF's and the General Partner's expenses have been funded by their affiliates. Neither USOF nor the General Partner have any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF's or the General Partner's expenses. Once USOF commences operations, the management of the General Partner expects USOF to generate sufficient revenue to meet its operational expenses. If such affiliates were to discontinue the payment of these expenses and the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the New York Mercantile Exchange and on most other foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearing house members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing house, or their members or financial backers will satisfy their obligations to USOF. The General Partner will attempt to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF intends to post margin and/or hold liquid assets that will be approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner will implement procedures that will include, but will not be limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. ABN Amro, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, will be required by the U.S. Commodities Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These commodity brokers are not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of March 31, 2006, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

Other than the liquidity necessary to meet its investment objective and pay its contractual obligations described below, USOF will require liquidity to redeem Redemption Baskets. USOF intends to satisfy this obligation through the transfer of its Treasuries or cash in an amount proportionate to the number of units being redeemed. The redemption distribution from USOF will consist of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The marketing agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

Contractual Obligations

USOF's primary contractual obligations will be with the General Partner. In return for its services, the General Partner will be entitled to a management fee calculated as a fixed percentage of USOF's average daily net assets, currently 0.50% per annum on average daily net assets of $1 billion or less, and 0.20% of the average daily net assets above $1 billion. The General Partner or its affiliate, Wainwright Holdings, Inc., has agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF with the U.S. Securities and Exchange Commission (“SEC”) and the American Stock Exchange, respectively. The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including fees in connection with the preparation of USOF’s financial statements, SEC reports and CFTC reports. The General Partner will pay USOF's accounting, tax and marketing fees. The General Partner is also in the process of negotiating a licensing agreement with the New York Mercantile Exchange under which certain licensing fees will be paid to the exchange by the General Partner.

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

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect USOF’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been not a material change from the risk factors previously disclosed in the registrant’s Form S-1, effective April 10, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information

Election of Chief Financial Officer

Effective May 23, 2006, Howard Mah has been appointed Chief Financial Officer (CFO) of the General Partner of the United States Oil Fund, LP.

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

U.S. Oil Fund, LP Monthly Account Statement For the Month Ended April 30, 2006

Statement of Income (Loss)

Income
Gross Realized Trading Gain (Loss)	$ 55,400
Unrealized Gain (Loss) on Market Value of Futures	(3,796,140)
ETF Transaction Fees	14,000
Interest Income	61,863
Interest on Cash Held Away	12,591
Total Income	$ (3,652,286)

Expenses
Investment Advisory Fee	$ 18,542
Futures Commission Expense	11,101
Total Expenses	$ 29,643

Net Gain (Loss)	$ (3,681,929)

Statement of Changes in Net Asset Value

Net Asset Value Beginning of Period 4/1/06	$ -
Additions (3,300,000 Units)	233,599,732
Withdrawals (100,000 Units)	(6,793,434)
Net Gain (Loss)	$ (3,681,929)

Net Asset Value End of Period	$ 223,124,369
Net Asset Value Per Unit	$ 69.73

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12

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

Date: May 30, 2006

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer (Principal financial officer)

Date: May 30, 2006