Form 10-Q
period 2006-06-30
United States Oil Fund, LP
filed 2006-08-14
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Table of Contents

FINANCIAL INFORMATION

Part I - Financial Information

Item 1.	Financial Statements

United States Oil Fund, LP
Statements of Financial Condition

	June 30, 2006 (unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$ 225,662,061	$ 1,000
Deposits with broker as collateral for futures contracts	31,860,575	-
Receivable for units sold	13,886,048	-
Unrealized appreciation on futures contracts	7,457,480	-
Interest receivable	138,636	-
Other	5,000	-

Total assets	$ 279,009,800	$ 1,000

Liabilities and partnership capital
Payable for units redeemed	$ 13,580,866	$ -
Investment management fee	98,023	-

Total liabilities	13,678,889	-

Partnership Capital
General Partner	-	20
Limited Partner	265,330,911	980

Total partnership capital	265,330,911	1,000

Total liabilities and partnership capital	$ 279,009,800	$ 1,000

Limited partnership units outstanding	3,800,000
Net asset value per unit	$ 69.82
Market value per unit	$ 69.77

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Schedule of Investments
As of June 30, 2006 (unaudited)

Open Futures Contracts as of June 30, 2006
	Number of	Unrealized
	contracts	appreciation

United States
Crude Oil Future contracts, due August 2006	3,586	$ 7,457,480

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Statement of Operations,
Period From April 10, 2006 (commencement of operations)
to June 30, 2006 (unaudited)

Net Realized and Unrealized Gain (Loss) from Investments
Net realized loss on futures transactions	$ (11,408,150)
Net unrealized appreciation on futures transactions	7,457,480

Net realized and unrealized loss from futures transactions	(3,950,670)

Investment Income
Interest income	1,883,807
Other income	41,000

Total income	1,924,807

Expenses
Management fee	219,023
Commission expense	70,300

Total expenses	289,323

Net investment income	1,635,484

Net loss	$ (2,315,186)
Net loss per weighted average limited partnership unit	$ (0.79)
Weighted average limited partnership units outstanding	2,928,049

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Statement of Changes in Partnership Capital,
Period From April 1, 2006
to June 30, 2006 (unaudited)

	General Partner	Limited Partners	Total

Balance at April 1, 2006	$ 20	$ 980	$ 1,000
Capital contributions (6,400,000 limited units issued)	-	446,045,676	446,045,676
Capital withdrawals (2,600,000 limited units redeemed)	(20)	(178,400,559)	(178,400,579)
Net loss for the period	-	(2,315,186)	(2,315,186)

Balance at June 30, 2006	$ -	$ 265,330,911	$ 265,330,911

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Statement of Cash Flows,
Period From April 1, 2006
to June 30, 2006 (unaudited)

Cash Flows from Operating Activities

Net Loss	$ (2,315,186)
Unrealized appreciation on futures contracts	(7,457,480)
Adjustments to reconcile net loss to net cash
used in operating and investing activities
Changes in:
Deposits with broker	(31,860,575)
Interest receivable and other assets	(143,636)
Investment advisory fee payable and other liabilities	98,023
Net cash used in operating
and investing activities	(41,678,854)

Cash Flows from Financing Activities

Capital contributions by limited partners	432,159,628
Capital withdrawals	(164,819,713)

Net cash provided by financing activities	267,339,915

Net change in cash and cash equivalents	225,661,061

Cash beginning of period	1,000
Cash end of period	$ 225,662,061

Supplemental Disclosure of Non Cash Activities
Receivable for units sold	$ 13,886,048
Payable for units redeemed	$ (13,580,866)

See accompanying notes to condensed financial statements.

UNITED STATES OIL FUND, LP

Notes to Condensed Financial Statements
June 30, 2006 (unaudited)

Note A - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period. The results for the interim period are not necessarily indicative of the results to be expected for a full year. The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The June 30, 2006 financial statements should be read in conjunction with the financial statements and notes included in the Fund’s audited financial statements in the Pre-Effective Amendment No. 7 to Form S-1, declared effective April 10, 2006, for the period ended December 31, 2005.

Note B - Organization

United States Oil Fund, LP (formerly New York Oil ETF, LP) (the “Fund”), was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005 and changed its name on September 30, 2005. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange. The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”). The investment objective of the Fund is for its net asset value to reflect the performance of the price of light sweet crude oil, less the Fund’s expenses. The Fund will accomplish its objectives through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, national gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange and other U.S. and foreign exchanges (“Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The Fund commenced operations on April 10, 2006. For the period ended June 30, 2006, all of the Fund’s organizational expenses have been funded by an affiliate of the General Partner. The Fund does not have any obligation or intention to reimburse such payments. The General Partner is a member of the National Futures Association and is a commodity pool operator effective December 1, 2005. The Fund has a fiscal year ending on December 31.

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Fund Unit. In addition, authorized purchasers pay the Fund a $1,000 fee for the creation of each Creation Basket. The initial offering price of the initial creation basket was based on the closing price of the near month oil futures contracts as traded and reported on the New York Mercantile Exchange on the last business day prior to the effective date. Additionally, subsequent to the sale of the initial Creation Basket, Units can be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of the Fund but rather at market prices quoted on the stock exchange.

On April 10, 2006, the Fund listed its Units on the American Stock Exchange under the ticker symbol “USO”. On that day, the Fund established its initial NAV by setting the price at $67.39 per Unit and issued 200,000 Units to the Initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000. The Fund also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on West Texas Intermediate light, sweet crude oil.

As of June 30, 2006, the Fund owned 3,586 light, sweet crude oil futures contracts, which have a market value as of the close of trading of $265,112,980. The Fund has cash deposits at the Fund’s custodian bank and margin with the Fund’s futures commission merchant in an aggregate amount of $257,522,636 as of June 30, 2006.

Note C - Summary of Significant Accounting Policies

(1) Securities valuation:

Securities listed on a national securities exchange are valued at their last reported sales price on the final day of trading as of the date of the statement of financial condition. Any other securities not traded as described above are valued at their fair value as determined in good faith by the Board of Directors of the General Partner. The resulting unrealized gains and losses are included in the statement of operations.

(2) Cash equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less.

(3) Securities transactions and investment income:

Securities transactions are recorded on a trade date basis. Realized gains and losses on sales of securities are determined using the first-in, first-out method and are included in the statement of operations.

(4) Futures contracts:

During the period in which the futures contract is open, changes in the contract value are recorded as an unrealized gain or loss by marking the contract to market to reflect the value of the contract at the end of trading on the reporting date. Futures contracts are valued at the settlement price established by the board of trade or exchange on which they are traded. The resulting unrealized gains or losses are included in the statement of financial condition and the statement of operations.

(5) Options:

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

(6) Swaps:

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

(7) Forward contracts:

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

(8) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of the revenue and expenses for the period ended June 30, 2006. Actual results could differ from those estimates.

(9) Deposits with brokers

Upon entering into a futures contract, the Fund is required to make a deposit of initial margin with its broker in a segregated account. Margin requirements are satisfied by the deposit of U.S. Treasury bills and/or cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.

Note D - Offering and Organization Costs

Costs incurred in connection with organizing the Fund and the initial offering costs of the Units were borne by an affiliate of the General Partner, and are not subject to reimbursement by the Fund. Such costs incurred through the completion of the offering by an affiliate of the General Partner amounted to approximately $1,571,318 and are not reflected in the accompanying statement of financial condition.

Note E - Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner will arrange for one of more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly, based on average daily net assets that is equal to 0.50% per annum on average net assets of $1,000,000,000 or less and 0.20% of average daily net assets that are greater than $1,000,000,000. The Fund will pay for all brokerage fees, taxes and other expenses.

Note F - Income Taxes

The Fund is not taxed on its income. Instead the individual investors’ respective shares of the Fund’s taxable income are reported on the individual investors’ income tax returns.

Note G - Redemptions

Authorized persons may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Note H - Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each business day. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Note I - Calculation of Net Asset Value

The Fund calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund uses the New York Mercantile Exchange closing price on that day for contracts held on the New York Mercantile Exchange, and calculates the value of all other Fund investments as of the close of the New York Stock Exchange on that day.

Note J - Commitments and Contingencies

The Fund is party to a marketing agent agreement dated March 13, 2006 with ALPS Distributors Inc., a Colorado corporation (“ALPS”), whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: zero basis points on Fund assets from $0 - $500 million; 4 basis points on Fund assets from $500 million - $4 billion; and 3 basis points on Fund assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

The Fund is also party to a custodian agreement dated March 13, 2006 with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Fund. The General Partner of the Fund pays the fees of the custodian, which shall be agreed to from time to time between the parties. In addition, the Fund is party to an administrative agency agreement dated March 13, 2006, also with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for the Fund. The General Partner also pays the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time. Currently, the General Partner pays Brown Brothers for its services in the foregoing capacity a minimum amount of $300,000 annually and, once the Fund’s net assets are above $500 million, an asset charge, which is not reflected in either agreement, ranging between 0.035% and 0.06%, plus a $50,000 transfer agency fee, and in either case transaction charges of $7.00 to $15.00 per transaction.

The Fund invested primarily in oil futures contracts traded on the New York Mercantile Exchange (the “Exchange”) during the period. The Fund and the Exchange are discussing entering into and in the process of finalizing a License Agreement whereby the Fund will be granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Under the proposed License Agreement, the Exchange will receive an asset-based fee for the license, which will be paid by the General Partner.

The Fund expressly disclaims any association with the Exchange or endorsement of the Fund by the Exchange and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Fund received a letter from Goldman, Sachs & Co. (“Goldman Sachs”) on March 17, 2006, providing the Fund notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. The Fund currently is reviewing the Goldman Sachs published patent applications, and has engaged in discussions with Goldman Sachs regarding their pending applications and the Fund’s own pending patent application. At this time, due in part to the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents, the Fund is unable to determine what the outcome of this matter will be.

Note K - Loss per Limited Partnership Unit

The weighted average number of limited partnership Units outstanding was computed for purposes of disclosing net loss per weighted average limited partnership Unit. The weighted average limited partnership Units are equal to the number of units outstanding at period end, adjusted proportionately for Units redeemed based on their respective time outstanding during such period. There were no general partnership Units outstanding at June 30, 2006.

Note L - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from April 10, 2006 (commencement of operations) to June 30, 2006 for the limited partners. This information has been derived from information presented in the financial statements.

Per Unit Performance
Net Asset Value, at April 10, 2006 (commencement of operations)	$ 67.39
Net investment income	0.56
Net realized and unrealized gain from investments (net of aggregate losses for the period attributable to redeemed limited partner units)	1.87
Net increase	2.43
Net asset value, at June 30, 2006	$ 69.82

Total Return (not annualized)	3.61%

Ratios to average net assets
Total expenses (a)	0.66%
Net investment income (a)	3.73%

(a)	Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions and withdrawals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption “Risk Factors” in our Registration Statement of the Pre-Effective Amendment No. 7 to Form S-1 for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Introduction

United States Oil Fund, LP, a Delaware limited partnership (“USOF”), is a commodity pool that issues limited partnership units (“Units”) that may be purchased and sold on the American Stock Exchange. The investment objective of USOF is for changes in the Units’ net asset value (“NAV”) to reflect changes in the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma (“WTI light, sweet crude oil”), less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract (“Benchmark Oil Futures Contract”), also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically exhibited a close correlation with the spot price of WTI light, sweet crude oil.

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

USOF also invests in futures contracts for other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The General Partner of USOF, Victoria Bay Asset Management, LLC, the (“General Partner”), which is registered as a commodity pool operator, is authorized by the First Amended and Restated Agreement of Limited Partnership (“LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for, and terminate commodities trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of operations.
On April 10, 2006, USOF listed its units on the American Stock Exchange under the ticker symbol “USO”. On that day USOF established its initial NAV by setting the price at $67.39 per unit and issued 200,000 Units to the Initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. USOF also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on WTI light, sweet crude oil. The total market value of the crude oil futures contracts purchased on that day was $13,418,501 at the time of purchase. USOF established cash deposits equal to $13,478,000 at the time of the initial sale of units. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased.

Portfolio Expenses. USOF’s expenses consist of investment management fees and commissions. The investment advisory fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the investment advisory fee is 0.5%. For assets over $1 billion, the investment advisory fee is 0.2% on the incremental amount of assets. During the period from April 10, 2006 to June 30, 2006, the daily average total net assets of the USOF were approximately $194,984,049. At no time during the period from April 10, 2006 to June 30, 2006, did the total net assets of USOF exceed $1 billion. The investment advisory fee paid by USOF amounted to $219,023, which was calculated at the 0.50% rate and accrued daily.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, other oil interests, or U.S. Treasury bills and notes. During the period from April 10, 2006 to June 30, 2006, total commissions paid amounted to $70,300. Prior to the initial offering, USOF had estimated that the annual level of such commissions for USOF was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the second quarter figure represents approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Expenses incurred from inception through June 30, 2006 in connection with organizing USOF and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USOF.

Interest Income. USOF seeks to invest its assets such that it holds crude oil futures contracts and other oil interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in cash deposits or in U.S. Treasuries. This includes both the amount on deposit with the futures brokerage firms as margin as well as unrestricted cash held with USOF’s custodian bank. The cash or U.S. Treasuries earn interest that accrues on a daily basis. For the period from April 10, 2006 through June 30, 2006, USOF earned $1,883,807 in interest income in such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.3%. USOF did not purchase U.S. Treasury bills or notes during the period from April 10, 2006 through June 30, 2006.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the benchmark crude oil futures contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling 30-day period, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the benchmark crude oil futures contract. As an example, if the average daily movement of the crude oil benchmark for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current benchmark crude oil futures contract. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

For the 30 valuation days ending June 30, 2006, the simple average daily change in the benchmark contract was 0.1573%, while the simple average daily change in the NAV of USOF over the same time period was 0.1728%. The average daily difference was 0.00154% (or 1.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark contract, the average error in daily tracking by the NAV was 4.5%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the inception date of USOF, April 10, 2006, the simple average daily change in the benchmark contract was 0.0677%, while the simple average daily change in the NAV of USOF over the same time period was 0.0738%. The average daily difference was 0.008% (or 0.8 of 1 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark contract, the average error in daily tracking by the NAV was 1.019%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its benchmark can be calculated by comparing the actual return of USOF, measured by changes in its Net Asset Value (NAV), versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its benchmark.

As a point of reference, during that relevant time period the starting benchmark contract for USOF as of April 10th, 2006 was the June 2006 light, sweet crude oil contract. The benchmark contract than became the July 2006 contract. The 2nd quarter ended with the August 2006 contract as the benchmark contract.

For the period April 10th through June 30th, the actual total return of USOF as measured by changes in its NAV was 3.61%. This is based on an initial offering price of $67.39 and an ending NAV as of June 30th of $69.84 (During this time period USOF made no distributions to its unit holders). However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the benchmark contracts, USOF would have ended the 2nd Quarter with an estimated NAV of $69.50, for a total return over the relevant time period of 3.13%. The difference between the actual NAV total return of USOF of 3.61% and the expected total return based on the benchmark contracts of 3.13% was an error over the time period of +0.48%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that the majority of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and U.S. Treasury holdings. In addition, during the period USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase Management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

Although USOF’s NAV was higher at the end of the period compared to its initial offering price, the NAV had fluctuated during the period and was higher than the ending price at various times. The flow of new cash into USOF by the creation of new units at that day’s NAV also occurred at various times during the time period and at various NAV levels. A large number of USOF’s units were created at prices that were higher than the ending NAV price of $69.84. As a result although USOF showed a total return gain for the time period measured by the beginning NAV compared to the ending NAV, on a cash flow basis USOF showed a loss of $2,315,186, or $0.79 per unit, because of the timing of these cash flows during the time period.

Of the various factors that could impact USOF’s ability to accurately track its benchmark, there are currently three factors that have during the latest period, or are most likely to impact in the future, these tracking results.

The first major factor that could affect tracking results is if USOF buys or sells its holdings in the then current benchmark crude oil futures contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the benchmark contract, which, if such transactions did occur, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In the second quarter of 2006, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the benchmark futures contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain in the future will not adversely impact USOF’s attempt to track its benchmark over time.

The second major factor that could affect tracking results is if the interest that USOF earns on its cash and U.S. Treasury holdings. USOF is not required to distribute any portion of its income to its unit holders and did not make any distribution to unit holders in the second quarter of 2006. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its investment advisory fee and its brokerage commissions, USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the benchmark crude oil futures contracts. During the second quarter of 2006, USOF earned on an annualized basis approximately 4.3% on its cash holdings. It also incurred cash expenses on an annualized basis of .5% for investment advisory fees and approximately .16% in brokerage commission costs related to the purchase and sale of futures contracts. During the latest period, the foregoing resulted in a net yield on an annualized basis of approximately 3.6% affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short term yields drop to a level lower than the combined expenses of the investment advisory fee and the brokerage commissions, than their tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the benchmark crude oil futures contracts.

The third major factor affecting tracking results is if USOF holds oil related investments in its portfolios other than the current benchmark crude oil futures contract that fail to closely track the benchmark contract’s total return movements. In that case the error in tracking the benchmark can result in daily changes in the NAV of USOF that are either too high or too low relative to the daily changes in the benchmark. During the second quarter of 2006, since USOF did not hold any oil related investments other than the then current benchmark crude oil futures contract. However, there can be no assurance that in future quarters USOF will not make use of such non-benchmark oil related investments.

Crude oil market. During the period from April 10, 2006 to June 30, 2006, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production increases remained muted since the lingering effects of Hurricane Katrina continued to impact U.S. production and violence impacted production in Iraq and Nigeria. In addition, geo-political concerns regarding other key crude oil producing countries, such as Iran and Venezuela, added to supply concerns. As a result, crude oil prices trended higher over the course of the second quarter of 2006 and showed periods of greater than usual volatility.

The closing price on March 31, 2006 of the then near month WTI light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $62.70. During the period from April 10, 2006 to June 30, 2006, the highest price of the USOF’s benchmark crude oil future was $75.17, which occurred in mid April of 2006. As of June 30, 2006, the closing price of the then near month WTI light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $73.93.

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

USOF generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash. USOF allocated its nets assets to trading in oil interests. A significant portion of the NAV was held in cash that was used as margin for USOF's trading in oil interests. The percentage that cash or U.S. Treasuries will bear to the total net assets will vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

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

Off Balance Sheet Financing

As of June 30, 2006, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

Other than the liquidity necessary to meet its investment objective and pay its contractual obligations described below, USOF will require liquidity to redeem Redemption Baskets. USOF intends to satisfy this obligation through the sale of its U.S. Treasuries or cash in an amount proportionate to the number of units being redeemed, as described above under "Determination of Redemption Distribution.''

Contractual Obligations

USOF's primary contractual obligations will be with the General Partner. In return for its services, the General Partner will be entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently .50% for an NAV of $1 billion or less, and thereafter .20% of the NAV above $1 billion. The General Partner or its affiliate has agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF with the U.S. Securities and Exchange Commission (“SEC”) and the American Stock Exchange, respectively. The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with USOF's preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of its marketing agent, ALPS Distributors, Inc. The General Partner is also in the process of negotiating a licensing agreement with the New York Mercantile Exchange under which certain licensing fees will be paid to the exchange by the General Partner.

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

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodities Exchange Act, each month USOF publishes an account statement for its unitholders, which includes a statement of income (loss) and a statement of changes in net asset value. The account statement is posted on USOF’s website at www.usoilfund.com and is generally available on the tenth (10th) business day following month-end.

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

Date: August 8, 2006

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer (Principal financial officer)

Date: August 8, 2006