Form 10-Q
period 2006-09-30
United States Oil Fund, LP
filed 2006-11-13
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to_________.

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

United States Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2006 and December 31, 2005 (unaudited)

	September 30, 2006	December 31, 2005
Assets
Investments, at cost	$160,000,000	$-
Cash and cash equivalents	221,442,330	1,000
Deposits with ABN AMRO as collateral for futures contracts	63,157,281	-
Unrealized depreciation on futures contracts	(24,111,280)	-
Receivable for units sold	22,768,572	-
Interest receivable	555,200	-

Total assets	$443,812,103	$1,000

Liabilities and partnership capital
Payable for units redeemed	$44,254,984	$-
Investment management fee	171,244	-

Total liabilities	44,426,228	-

Partnership Capital
General partner	-	20
Limited partners	399,385,875	980

Total partnership capital	399,385,875	1,000

Total liabilities and partnership capital	$443,812,103	$1,000

Limited partnership units outstanding	7,000,000
Net asset value per unit	$57.06
Market value per unit	$56.81

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments
As of September 30, 2006 (unaudited)

Short-Term Investments
	Face Value	Cost	Market Value
United States - Money Market Funds
AIM STIT- Government & Agency Portfolio	$80,000,000	$80,000,000	$80,000,000
AIM STIT- Liquid Assets Portfolio	80,000,000	80,000,000	80,000,000
	$160,000,000	$160,000,000	$160,000,000

Open Futures Contracts
	Number of	Unrealized
	Contracts	Depreciation
United States
Crude Oil Future contracts, due November 2006	6,348	$(24,111,280)

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations,
For the three months ended September 30, 2006 and the period from
April 10, 2006 (commencement of operations) to September 30, 2006 (unaudited)

	Three Months	April 10, 2006
	Ended	to
	September 30, 2006	September 30, 2006

Net Realized and Unrealized Gain (Loss) from Investments
Net realized loss on futures transactions	$(54,453,070)	$(65,861,220)
Net unrealized depreciation on futures transactions	(31,568,760)	(24,111,280)

Net realized and unrealized loss from futures transactions	(86,021,830)	(89,972,500)

Investment Income
Interest income	4,235,056	6,118,863
Other income	40,000	81,000

Total income	4,275,056	6,199,863

Expenses
Management fee	452,264	671,287
Commission expense	129,645	199,945

Total expenses	581,909	871,232

Net investment income	3,693,147	5,328,631

Net loss	$(82,328,683)	$(84,643,869)
Net loss per limited partnership unit	$(12.76)	$(10.33)
Net loss per weighted average limited partnership unit	$(14.80)	$(19.59)
Weighted average limited partnership units outstanding	5,563,043	4,321,264

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partnership Capital,
Period from April 10, 2006 (commencement of operations)
to September 30, 2006 (unaudited)

			Limited
	General Partner	Limited Partners	Partnership Units	Total

Balances, at December 31, 2005	$20	$980	-	$1,000
Capital contributions	-	990,332,350	14,800,000	990,332,350
Capital withdrawals	(20)	(506,303,586)	(7,800,000)	(506,303,606)
Net loss for the period	-	(84,643,869)	-	(84,643,869)

Balances, at September 30, 2006	$-	$399,385,875	7,000,000	$399,385,875

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Cash Flows,
Period from April 10, 2006 (commencement of operations)
to September 30, 2006 (unaudited)

Cash Flows from Operating Activities

Net loss	$(84,643,869)
Unrealized depreciation on futures contracts	24,111,280
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in:
Purchase of investment securities	(160,000,000)
Deposits with broker	(63,157,281)
Interest receivable and other assets	(555,200)
Investment advisory fee payable and other liabilities	171,244
Net cash used in operating activities	(284,073,826)

Cash Flows from Financing Activities

Capital contributions by limited partners	967,563,778
Capital withdrawals	(462,048,622)

Net cash provided by financing activities	505,515,156

Net change in cash and cash equivalents	221,441,330

Cash, beginning of period	1,000
Cash, end of period	$221,442,330

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
(formerly New York Oil ETF, LP)
Notes to Condensed Financial Statements
September 30, 2006 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Oil Fund, LP (formerly New York Oil ETF, LP) (the “Fund”), was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005 and changed its name on September 30, 2005. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange. The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”). The investment objective of the Fund is for its net asset value to reflect the performance of the price of light, sweet crude oil, less the Fund’s expenses. The Fund will accomplish its objectives through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange and other U.S. and foreign exchanges (“Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The Fund commenced operations on April 10, 2006. Through April 10, 2006, all of USOF’s and the General Partner’s expenses were funded by their affiliates. Since April 10, 2006, these expenses have been borne by USOF and the General Partner except that their affiliate provided the funds for USOF’s payment of a portion of the fees due to the SEC and the NASD in connection with USOF’s registration of additional units during October. Neither USOF nor the General Partner has any obligation or intention to refund such payments by their affiliates. The General Partner is a member of the National Futures Association (“NFA”) and is a commodity pool operator effective December 1, 2005. The Fund has a fiscal year ending on December 31.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission and therefore does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

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

On April 10, 2006, the Fund listed its Units on the American Stock Exchange under the ticker symbol “USO”. On that day, the Fund established its initial NAV by setting the price at $67.39 per Unit and issued 200,000 Units in exchange for $13,478,000. The Fund also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on West Texas Intermediate light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on its assets on deposit at the broker at the 30-day Treasury bill rate less fifty basis points for deposits denominated in U.S. dollars.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly, based on average daily net assets that are equal to .50% per annum on average net assets of $1,000,000,000 or less and .20% per annum of average daily net assets that are greater than $1,000,000,000. The Fund will pay for all brokerage fees, taxes and other expenses.

Income Taxes

The Fund is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Redemptions

Authorized persons may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

The Fund calculates its net asset value per Unit on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding on that day. The Fund uses the New York Mercantile Exchange closing price on that day to value the futures contracts purchased on the exchange and held by the Fund. The September 30, 2006 NAV as reported in these financial statements reflects a $0.02 per Unit reduction from the NAV as previously reported on Form 8-K filed October 24, 2006 due to the correction of an overaccrual of interest income during the third quarter. The overaccrual of interest income has been corrected on the books and records of the Fund.

Loss per Limited Partnership Unit

Net loss per limited partnership Unit is the difference between the net asset value per Unit at the beginning and end of each period. The weighted average number of limited partnership Units outstanding was computed for purposes of disclosing net loss per weighted average limited partnership Unit. The weighted average limited partnership Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units added or redeemed based on their respective time outstanding during such period. There were no outstanding Units held by the General Partner at September 30, 2006.

Cash Equivalents

As of September 30, 2006, cash and cash equivalents included money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement dated March 13, 2006 with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: zero basis points on Fund assets from $0 - $500 million; 4 basis points on Fund assets from $500 million - $4 billion; and 3 basis points on Fund assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

The Fund is also party to a custodian agreement dated March 13, 2006, with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Fund. The General Partner of the Fund pays the fees of the custodian, which shall be agreed to from time to time between the parties. In addition, the Fund is party to an administrative agency agreement dated March 13, 2006, also with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for the Fund. The General Partner also pays the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays Brown Brothers for its services in the foregoing capacity a minimum amount of $300,000 annually and, once the Fund’s net assets are above $500 million, an asset charge, which is not reflected in either agreement, ranging between 0.035% and 0.06%, plus a $50,000 transfer agency fee, and transaction charges of $7.00 to $15.00 per transaction.

The Fund invests primarily in oil futures contracts traded on the New York Mercantile Exchange (the “Exchange”). The Fund and the Exchange are discussing entering into and in the process of finalizing a License Agreement whereby the Fund will be granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Under the proposed License Agreement, the Exchange would receive an asset-based fee for the license, which will be paid by the Fund.

The Fund expressly disclaims any association with the Exchange or endorsement of the Fund by the Exchange and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Fund has entered into a brokerage agreement with UBS Securities LLC, formerly ABN AMRO Incorporated, Futures Commission Merchant (the “Broker”). The agreement provides that the Broker charge the Fund commissions of approximately $7 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

NOTE 4 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts, (collectively “derivatives”). The Fund is exposed to both market risk, which is the risk arising from changes in the market value of the contracts; and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Fund are exchange traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of their respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Company also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

The Fund’s cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy of reviewing the credit standing of each broker of counterparty with which it conducts business.

The financial instruments held by the Fund are reported in the statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

The Fund received a letter from Goldman, Sachs & Co. (“Goldman Sachs”) on March 17, 2006, providing the Fund notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. The Fund is currently reviewing the Goldman Sachs published patent applications, and has engaged in discussions with Goldman Sachs regarding their pending applications and the Fund’s own pending patent application. At this time, due in part to the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents, the Fund is unable to determine what the outcome of this matter will be.

NOTE 5 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the period for the three months ended September 30, 2006 and for the period from April 10, 2006 (commencement of operations) to September 30, 2006 for the limited partners. This information has been derived from information presented in the financial statements.

Per Unit Performance
	Three months	April 10, 2006 (commencement of
	ended	operations) to
	September 30, 2006	September 30, 2006
Net asset value, beginning of period	$69.82	$67.39
Net investment income (b)	0.66	1.23
Net realized and unrealized loss from investments (net of aggregate losses for the period attributable to redeemed limited partner units) (b)	(13.42)	(11.56)
Net loss per limited partnership unit	(12.76)	(10.33)
Net asset value, at September 30, 2006	$57.06	$57.06
Total Return (Loss) (not annualized)	(18.28)%	(15.34)%
Ratios to average net assets
Total expenses (a)	0.64%	0.65%
Net investment income (a)	4.07%	3.96%

(a)	Annualized
 (b) Per unit values have been calculated using the average unit method.

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions and withdrawals.

NOTE 6 - SUBSEQUENT EVENTS

On October 2, 2006, the commodity trading unit of USOF’s clearing futures commission merchant, ABN AMRO Incorporated, was acquired by UBS Securities LLC. As a result, USOF’s new futures commission merchant is now UBS Securities LLC.

On October 18, 2006, USOF's Registration Statement was declared effective by the U.S. Securities and Exchange Commission. A primary purpose of that filing was to register an additional 30,000,000 Units for sale. Several changes to the existing effective S-1 dated April 10, 2006 relating to language and procedures were also made in this filing. This included one change that was made in the redemption procedures. The cut-off on the third day following the placing of a redemption basket order (“T+3”), for delivery of the Units to USOF’s custodian bank was moved to 3:00 pm New York time from 11:00 am New York time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption “Risk Factors” in our Registration Statement declared effective on October 18, 2006, as filed with the U.S. Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Introduction

United States Oil Fund, LP, a Delaware limited partnership (“USOF”), is a commodity pool that issues limited partnership units (“Units”) that may be purchased and sold on the American Stock Exchange. The investment objective of USOF is for changes in percentage terms of the Units’ net asset value (“NAV”) to reflect the changes in percentage terms in the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma (“WTI light, sweet crude oil”), less USOF’s expenses.

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

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The General Partner of USOF, Victoria Bay Asset Management, LLC, the (“General Partner”), which is registered as a commodity pool operator, is authorized by the First Amended and Restated Agreement of Limited Partnership (“LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for, and terminate commodities trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of operations. On April 10, 2006, USOF listed its Units on the American Stock Exchange under the ticker symbol “USO.” On that day USOF established its initial NAV by setting the price at $67.39 per Unit and issued 200,000 Units to the Initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. USOF also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on WTI light, sweet crude oil. The total market value of the crude oil futures contracts purchased on that day was $13,418,501 at the time of purchase. USOF established cash deposits equal to $13,478,000 at the time of the initial sale of Units. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased.

Portfolio Expenses. USOF’s expenses consist of investment management fees and commissions. The investment advisory fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the investment advisory fee is 0.5%. For assets over $1 billion, the investment advisory fee is 0.2% on the incremental amount of assets. During the period from July 1, 2006 to September 30, 2006, the daily average total net assets of the USOF were approximately $359,609,583. At no time during the period from July 1, 2006 to September 30, 2006, did the total net assets of USOF exceed $1 billion. The investment advisory fee paid by USOF amounted to $452,264, which was calculated at the 0.50% rate and accrued daily.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, other oil interests, or U.S. Treasury bills and notes. During the period from July 1, 2006 to September 30, 2006, total commissions paid amounted to $129,645. Prior to the initial offering, USOF had estimated that the annual level of such commissions for USOF was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the third quarter figure represents approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Expenses incurred from inception through September 30, 2006 in connection with organizing USOF and the initial offering costs of the Units were borne by the General Partner, and are not subject to reimbursement by USOF.

Interest Income. USOF seeks to invest its assets such that it holds crude oil futures contracts and other oil interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in cash deposits or in U.S. Treasuries. This includes both the amount on deposit with the futures brokerage firms as margin as well as unrestricted cash held with USOF’s custodian bank. The cash or U.S. Treasuries earn interest that accrues on a daily basis. For the period from July 1, 2006 through September 30, 2006, USOF earned $4,233,056 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.7%. USOF did not purchase U.S. Treasury bills or notes during the period from July 1, 2006 through

September 30, 2006 and held all of its funds in cash or cash equivalents during this time period..

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling 30-day period, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

For the 30 valuation days ending September 30, 2006, the simple average daily change in the Benchmark Oil Futures Contract was -0.456%, while the simple average daily change in the NAV of USOF over the same time period was -0.473%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 4.47%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF Units to the public on April 10, 2006, the simple average daily change in the Benchmark Oil Futures Contract was -0.0133%, while the simple average daily change in the NAV of USOF over the same time period was -0.0147%. The average daily difference was 0.013% (or 1.3 basis points), where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3.54%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its benchmark can be calculated by comparing the actual return of USOF, measured by changes in its Net Asset Value (NAV), versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its benchmark. As a point of reference, the second quarter ended and the third quarter began with the August 2006 contract as the Benchmark Oil Futures Contract. The Benchmark Oil Futures Contract then became the September 2006 contract and the third quarter ended with the October 2006 contract as the Benchmark Oil Futures Contract.

For the period from July 1, 2006 through September 30, 2006, the actual total return of USOF as measured by changes in its NAV was -18.28%. This is based on NAV of $69.82 on June 30 and an ending NAV as of September 30 of $57.06 (During this time period USOF made no distributions to its unit holders). However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, USOF would have ended the third quarter with an estimated NAV of $56.54, for a total return over the relevant time period of -19%. The difference between the actual NAV total return of USOF of -18.2% and the expected total return based on the Benchmark Oil Futures Contracts of 19% was an error over the time period of +0.8%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that the majority of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings less any expenses. In addition, during the period USOF also collected fees from brokerage firms creating or redeeming baskets of Units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, Management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

Of the various factors that could impact USOF’s ability to accurately track its benchmark, there are currently three factors that have during the latest period, or are most likely to impact in the future, these tracking results.

The first major factor that could affect tracking results is if USOF buys or sells its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, if such transactions did occur, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In the third quarter of 2006, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain in the future will not adversely impact USOF’s attempt to track its benchmark over time.

The second major factor that could affect tracking results is the interest that USOF earns on its cash and U.S. Treasury holdings. USOF is not required to distribute any portion of its income to its unit holders and did not make any distribution to unit holders in the third quarter of 2006. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its investment advisory fee and its brokerage commissions, USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During the third quarter of 2006, USOF earned on an annualized basis approximately 4.7% on its cash holdings. It also incurred cash expenses on an annualized basis of .5% for investment advisory fees and approximately 0.14% in brokerage commission costs related to the purchase and sale of futures contracts. During the latest period, the foregoing resulted in a net yield on an annualized basis of approximately 4.1% affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short term yields drop to a level lower than the combined expenses of the investment advisory fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to under perform the daily returns of the Benchmark Oil Futures Contracts.

The third major factor affecting tracking results is if USOF holds oil related investments in its portfolios, other than the current Benchmark Oil Futures Contract, that fail to closely track the Benchmark Oil  Futures Contract’s total return movements. In that case, the error in tracking the benchmark can result in daily changes in the NAV of USOF that are either too high or too low relative to the daily changes in the benchmark. During the third quarter of 2006, since USOF did not hold any oil related investments other than the then current Benchmark Oil Futures Contract. However, there can be no assurance that in future quarters USOF will not make use of such non-benchmark oil related investments.

Crude oil market. During the period from July 1, 2006 to September 30, 2006, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about the possible negative impact of hurricanes in the U.S. Gulf Coast area and violence impacted production in Iraq and Nigeria. During the third quarter, the oil producing portions of the Gulf Coast was not subject to a repeat of 2005’s disastrous storms. In addition, although the crude oil market’s concerns about geo-political issues regarding other key crude oil producing countries, such as Iran and Venezuela, remained, such concerns appear to have moderated at least in the short term. As a result of the foregoing, crude oil prices trended lower over the course of the third quarter of 2006 and showed periods of greater than usual volatility.

The closing price on June 30, 2006 of the then near month WTI light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $73.98. During the period from July 1, 2006 to September 30, 2006, the highest price of the USOF’s Benchmark Oil Future Contract was $78.71, which occurred in mid July of 2006, and the lowest price was $60.55, which was reached in late September 2006. As of September 30, 2006, the closing price of the then near month WTI light, sweet crude oil futures contract traded on the New York Mercantile Exchange was $62.91.

Subsequent Events

On October 2, 2006, the commodity trading unit of USOF’s clearing futures commission merchant, ABN AMRO Incorporated, was acquired by UBS Securities LLC. As a result, USOF’s new futures commission merchant is now UBS Securities LLC.

On October 18, 2006, USOF's Registration Statement was declared effective by the U.S. Securities and Exchange Commission. A primary purpose of that filing was to register an additional 30,000,000 Units for sale. Several changes to the existing effective S-1 dated April 10, 2006 relating to language and procedures were also made in this filing. This included one change that was made in the redemption procedures. The cut-off on the third day following the placing of a redemption basket order (“T+3”), for delivery of the Units to USOF’s custodian bank was moved to 3:00 pm New York time from 11:00 am New York time.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF's application of these policies involves judgments and actual results may differ from the estimates used. The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF's financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. While not currently applicable given the fact that during the time period covered by this report, USOF was not involved in this type of trading activity, the values used by USOF for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

Liquidity and Capital Resources

USOF does not anticipate making use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from cash and/or short-term U.S. Treasuries that it intends to hold at all times. USOF’s liquidity needs include: redeeming Units, providing margin deposits for its existing oil futures contracts on the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash. USOF allocated its nets assets to trading in oil interests. A portion of the NAV was held in cash that was used as margin for USOF's trading in oil interests. Cash or U.S. Treasuries as a percentage of the total net assets will vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

USOF's investment in oil interests will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. Through April 10, 2006, all of USOF's and the General Partner's expenses were funded by their affiliates. Since April 10, 2006, these expenses have been borne by USOF and the General Partner except that their affiliate provided the funds for USOF's payment of a portion of the fees due to the SEC and the NASD in connection with USOF's registration of additional units during October. Neither USOF nor the General Partner has any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF's or the General Partner's expenses. If such affiliates were to discontinue the payment of these expenses and the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests such as forwards, will involve USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF's future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF should only be subject to the risk of loss arising from the change in value of the contracts. USOF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF's commitments to purchase oil will be limited to the gross face amount of the contacts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited. USOF's exposure to market risk will depend on a number of factors including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has had in utilizing its model to trade in oil interests in a manner intended to track the spot price of oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the New York Mercantile Exchange and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or financial backers will satisfy their obligations to USOF. The General Partner will attempt to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF intends to post margin and/or hold liquid assets that will be approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner will implement procedures that will include, but will not be limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, formerly ABN AMRO Incorporated, USOF's commodity broker (the "Broker"), or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, will be required by the U.S. Commodities Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These commodity brokers are not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of September 30, 2006, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

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

Contractual Obligations

USOF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently .50% for an NAV of $1 billion or less, and thereafter .20% of the NAV above $1 billion. The General Partner or its affiliate has agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF with the U.S. Securities and Exchange Commission (“SEC”) and the American Stock Exchange, respectively. The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with USOF's preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USOF's accountants and a separate firm for providing tax-related services, as well as those of its marketing agent, ALPS Distributors, Inc. The General Partner is also in the process of negotiating a licensing agreement with the

New York Mercantile Exchange under which certain licensing fees will be paid to the exchange by USOF.

In addition to the General Partner's management fee, USOF pays its brokerage fees, over-the-counter dealer spreads, fees to the Broker, and extraordinary expenses. The latter are expenses not in the ordinary course of its business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to the Broker are on a contract-by-contract, or round turn, basis.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF's net asset values and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF's existence. The parties may terminate these agreements earlier for certain reasons listed in the agreements.

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

There has been not a material change from the risk factors previously disclosed in the registrant’s Form S-1, effective October 18, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodities Exchange Act, each month USOF publishes an account statement for its unit holders, which includes a statement of income (loss) and a statement of changes in net asset value. The account statement is filed with the U.S. Securities and Exchange Commission on Form 8-K - Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and posted each month on USOF’s website at www.usoilfund.com.

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
Nicholas D. Gerber
Chief Executive Officer
DateDate: November 10, 2006
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: November 10, 2006