Form 10-K
period 2006-12-31
United States Oil Fund, LP
filed 2007-03-30
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices)

(510) 522-3336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)      (Name of exchange on which registered)

Units               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).
☐ Yes    ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was: $265,126,000.

The registrant had 18,800,000 outstanding units as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Part I

Item 1.	Business.

What is USOF?

United States Oil Fund, LP ("USOF") is a Delaware limited partnership organized on May 12, 2005. USOF maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USOF is a commodity pool. It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of January 19, 2007 ("LP Agreement"), which grants full management control to the General Partner.

Who is the General Partner?

Our sole General Partner is Victoria Bay Asset Management, LLC, a single member limited liability company that was formed in the state of Delaware on May 10, 2005 and which changed its name on June 10, 2005. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that also owns an insurance company organized under Bermuda law and a registered investment adviser firm named Ameristock Corporation. The General Partner is a member of the National Futures Association ("NFA") and is registered with the Commodity Futures Trading Commission ("CFTC") as of December 1, 2005. The General Partner’s registration as a Commodity Pool Operator ("CPO") was approved on December 1, 2005.

On September 8, 2006, the General Partner formed United States Natural Gas Fund, LP ("USNG'), another limited partnership that will be a commodity pool and intends to issue units to be traded on the American Stock Exchange. The investment objective of USNG is for the changes in percentage terms of the unit’s net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the “Benchmark Futures Contract,” less USNG’s expenses. The General Partner is the general partner of USNG and will be responsible for the management of the USNG. Wainwright will be the initial limited partner of USNG.

The General Partner is required to evaluate the credit risk for USOF to the futures commission merchant, oversee the purchase and sale of USOF’s units by certain Authorized Purchasers, review daily positions and margin requirements of USOF, and manage USOF’s investments. The General Partner also pays the fees of ALPS Distributors, Inc. ("Marketing Agent"), Brown Brothers Harriman & Co. ("Administrator"), and Brown Brothers Harriman & Co. ("Custodian").

Limited partners have no right to elect the General Partner on an annual or any other continuing basis. If the General Partner voluntarily withdraws, however, the holders of a majority of our outstanding limited partner interests (excluding for purposes of such determination interests owned by the withdrawing General Partner and its affiliates) may elect its successor. The General Partner may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of our outstanding limited partnership interests (excluding limited partnership interests owned by the General Partner and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of our General Partner are managed by a board of directors, which is comprised of four management directors who are also its executive officers (“Management Directors”) and three independent directors who meet the independent director requirements established by the American Stock Exchange and the Sarbanes-Oxley Act of 2002. Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its Limited Liability Company Agreement. The General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USOF’s website. Mr. Fobes and Mr. Ellis meet the financial sophistication requirements of the American Stock Exchange and the audit committee charter. Through its Management Directors, the General Partner manages the day-to-day operations of USOF.

How Does USOF Operate?

The net assets of USOF consist primarily of investments in futures contracts for West Texas Intermediate ("WTI") light, sweet crude oil, but may also consist of other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”). USOF may also invest in other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “oil interests” in this annual report on Form 10-K.

USOF invests in oil interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. In pursuing this objective, the primary focus of the General Partner is the investment in Oil Futures Contracts and the management of its investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents for margining purposes and as collateral.

The investment objective of USOF is for the changes in percentage terms of the units’ net asset value ("NAV") to reflect the changes in percentage terms of the spot price of WTI light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on WTI light, sweet crude oil as traded on the New York Mercantile Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month to expire.

USOF seeks to achieve its investment objective by investing in a mix of Oil Futures Contracts and Other Oil Interests such that changes in USOF’s NAV will closely track the changes in the price of a specified Oil Futures Contract (“Benchmark Oil Futures Contract”). The General Partner believes changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the changes in the spot price of WTI light, sweet crude oil. On any valuation day (a valuation day is any day as of which USOF calculates its NAV), the Benchmark Oil Futures Contract is the near month contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange.

More specifically, the General Partner endeavors to place USOF’s trades in Oil Futures Contracts and Other Oil Interests and otherwise manage USOF’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USOF’s NAV for any period of 30 successive valuation days, and
•	B is the average daily change in the price of the Benchmark Oil Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause changes in USOF’s unit price on the American Stock Exchange to closely track changes in USOF’s NAV. The General Partner further believes that the prices of the Benchmark Oil Futures Contract have historically closely tracked the spot prices of WTI light, sweet crude oil. The General Partner believes that the net effect of these two relationships and the expected relationship described above between USOF’s NAV and the Benchmark Oil Futures Contract, will be that the changes in the price of USOF’s units on the American Stock Exchange will continue to closely track the changes in the spot price of a barrel of WTI light, sweet crude oil, less USOF’s expenses. The following graph demonstrates the correlation between the NAV of USOF and the spot price of WTI light, sweet crude oil during the last thirty valuation days ending December 31, 2006.

An investment in the units allows both retail and institutional investors to easily gain exposure to the oil market in a cost-effective manner. The units also provide additional means for diversifying an investor’s investments or hedging exposure to changes in oil prices.

The Benchmark Oil Futures Contract will be changed or “rolled” from the near month contract to expire to the next month to expire over a four (4) day period.

These relationships are illustrated in the following diagram:

The Price of USOF’s Units Is Expected to Correlate Closely
With USOF’S NAV

USOF’s units are traded on the American Stock Exchange. The price of units fluctuates in response to USOF’s NAV and the supply and demand pressures of the Exchange. Because of certain arbitrage opportunities, the
General Partner believes the price of USOF’s units traded on the
Exchange will correlate closely with USOF’s NAV.

Changes in USOF’s NAV Are Expected to Correlate Closely With
the Changes in the Price of the Benchmark Oil
Futures Contract

The General Partner endeavors to invest USOF’s assets as fully as possible in Oil Futures Contracts and Other Oil Interests so that the changes in the NAV closely correlate with changes in the price of the
Benchmark Oil Futures Contract.

Changes in the Price of the Benchmark Oil Futures
Contract Are Expected to Correlate Closely With Changes
in the Spot Price of WTI Light, Sweet Crude Oil

The General Partner believes that changes in the price of the Benchmark
Oil Futures Contract will closely correlate with changes in the cash or spot price of WTI light, sweet crude oil

The General Partner employs a “neutral” investment strategy in order to track changes in the spot price of WTI light, sweet crude oil regardless of whether the price of oil goes up or goes down. USOF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USOF’s units for the purpose of investing indirectly in oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their oil-related transactions.

USOF’s total portfolio composition is disclosed each business day that the American Stock Exchange is open for trading on USOF’s website at http://www.unitedstatesoilfund.com and through the American Stock Exchange’s website at http://www.amex.com. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each oil interest, the specific types of Other Oil Interests and characteristics of such Other Oil Interests, Treasuries, and amount of cash and cash equivalents held in USOF’s portfolio. USOF’s website is publicly accessible at no charge. USOF’s assets are held in segregation pursuant to the Commodity Exchange Act and CFTC regulations.

The units may be purchased by Authorized Purchasers only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, Authorized Purchasers may redeem units only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets is the actual NAV calculated at the end of the business day when notice for a purchase or redemption is received by USOF. The American Stock Exchange publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of Benchmark Oil Futures Contracts, but the basket price is determined based on the actual NAV at the end of the day

Units may also be purchased and sold in smaller increments than a Creation Basket on the American Stock Exchange. However, these transactions are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

Graph A and Graph B on the following page illustrate the historical correlation between the monthly average spot price of WTI light, sweet crude oil and the monthly average price of futures contracts for WTI light, sweet crude oil delivered to Cushing, Oklahoma traded on the New York Mercantile Exchange. In addition, Graph C illustrates the historical correlation between the Benchmark Oil Futures Contract and other fuel-based commodity futures contracts in which USOF may invest.

These correlations are relevant because the General Partner endeavors to invest USOF’s assets in Oil Futures Contracts and Other Oil Interests so that the changes in USOF’s NAV correlate as closely as possible with the changes in the price of the Benchmark Oil Futures Contract. As noted, the General Partner also believes that the changes in the price of the Benchmark Oil Futures Contract will closely correlate with the changes in the spot price of WTI light, sweet crude oil. Assuming that the units’ value tracks the Benchmark Oil Futures Contract as intended because of the correlations illustrated by the following charts, the stated objective of USOF for the units’ NAV to reflect the performance of the spot price of WTI light, sweet crude oil would be met if the trend reflected over the past ten years were to continue. However, there is no guarantee that such trend will continue. To obtain the monthly average prices presented below, USOF added the closing prices for every day in each month and then divided that number by the total number of days in that month.

GRAPH A

GRAPH B

GRAPH C

What is USOF’s Investment Strategy?

In managing USOF’s assets the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is purchased, the General Partner purchases oil interests, such as an Oil Futures Contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange, that have an aggregate face amount that approximates the amount of Treasuries and cash received upon the issuance of one or more Creation Baskets.

As an example, assume that a Creation Basket purchase order is placed on January 2, 2007. If one were to assume USOF’s closing NAV per unit for January 2 is $63.76, USOF would receive $6,376,000 for the Creation Basket ($63.76 NAV per unit times 100,000 units, and ignoring the Creation Basket fee of $1,000). Assume that the price of an Oil Futures Contract for WTI light, sweet crude oil on January 3, 2007 is $63,770. Because the price of oil reflected in these near month futures contracts on January 3, 2007 is different (in this case, higher) than the price of oil reflected in USOF’s NAV calculated as of January 2, 2007 (the day the corresponding Creation Basket was sold), USOF cannot invest the entire purchase amount corresponding to the Creation Basket in futures contracts — i.e., it can only invest in 99 Oil Futures Contracts with an aggregate value of $6,313,230 ($63,770 per contract times 99 contracts). Assuming a margin equal to 10% of the value of the Oil Futures Contracts which would require $631,323 in Treasuries to be deposited as margin with the futures commission merchant through which the contract was purchased, the remainder of the purchase price for the Creation Basket, $5,744,677, would remain invested in cash and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by the General Partner as to the appropriate diversification of USOF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in New York Mercantile Exchange Oil Futures Contracts, as USOF reaches certain position limits on the New York Mercantile Exchange, or for other reasons, it has also and may continue to invest in Oil Futures Contracts traded on other exchanges or invest in other Oil Interests such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting its Oil Futures Contracts expire and taking delivery of the underlying oil. Instead, the General Partner will close existing positions when it is determined appropriate to do so and reinvest the proceeds in new Oil Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil Interests, the General Partner believes that the changes in percentage terms in USOF’s NAV will continue to closely track the changes in percentage terms in the prices of the futures contracts in which USOF invests. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the American Stock Exchange closely tracking the NAV of USOF. Additionally, as discussed above, the General Partner has conducted research that indicates that oil futures contracts traded on the New York Mercantile Exchange have closely tracked the spot price of the underlying oil. Based on these expected interrelationships, the General Partner believes that the changes in the price of USOF’s units as traded on the American Stock Exchange will continue to closely track the changes in the spot price of WTI light, sweet crude oil.

What are Oil Futures Contracts?

Oil Futures Contracts are agreements between two parties. One party agrees to buy oil from the other party at a later date at a price and quantity agreed-upon when the contract is made. Oil Futures Contracts are traded on futures exchanges, including the New York Mercantile Exchange. Oil Futures Contracts trade in units of 1,000 barrels.   The price of futures contracts traded on the New York Mercantile Exchange are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Oil Futures Contracts are discussed below. Additional risks of investing in Oil Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USOF?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Oil Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the New York Mercantile Exchange have established accountability levels and position limits on the maximum net long or net short Oil Futures Contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USOF is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the New York Mercantile Exchange, limit the price fluctuation for Oil Futures Contracts.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on the New York Mercantile Exchange are not a fixed ceiling, but rather a threshold above which the New York Mercantile Exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments at any one time in Oil Futures Contracts (including investments in the Benchmark Oil Futures Contract) is 20,000 contracts. If USOF exceeds this accountability level for investments in Oil Futures Contracts, the New York Mercantile Exchange will monitor USOF’s exposure and ask for further information on USOF’s activities including the total size of all positions, investment and trading strategy, and the extent of USOF’s liquidity resources. If deemed necessary by the New York Mercantile Exchange, it could also order USOF to reduce its position back to the accountability level. As of December 31, 2006, USOF held 12,871 Oil Futures Contracts traded on the New York Mercantile Exchange and 300 Oil Futures Contracts traded on the ICE Futures.

If the New York Mercantile Exchange orders USOF to reduce its position back to the accountability level, or to an accountability level that the New York Mercantile Exchange deems appropriate for USOF, such an accountability level may impact the mix of investments in oil interests made by USOF. To illustrate, assume that the price of the Benchmark Oil Futures Contract and the unit price of USOF are each $10, and that the New York Mercantile Exchange has determined that USOF may not own more than 20,000 contracts in Oil Futures Contracts. In such case, USOF could invest up to $2 billion of its daily net assets in the Benchmark Oil Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Oil Futures Contract is a contract for 1,000 barrels of oil multiplied by 20,000 contracts)) before reaching the accountability level imposed by the New York Mercantile Exchange. Once the daily net assets of the portfolio exceed $2 billion in the Benchmark Oil Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Oil Futures Contract, depending on whether the New York Mercantile Exchange imposes limits. If the New York Mercantile Exchange does impose limits at the $2 billion level (or another level), USOF anticipates that it will invest the majority of its assets above that level in a mix of other Oil Futures Contracts or Other Oil Interests.

In addition to accountability levels, the New York Mercantile Exchange imposes position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to change or "roll" from the near month contract to expire to the next month contract over a four-day period beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the New York Mercantile Exchange, also limit the amount of price fluctuation for Oil Futures Contracts. For example, the New York Mercantile Exchange imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Oil Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

USOF anticipates that to the extent it invests in Oil Futures Contracts other than WTI light, sweet crude oil contracts (such as futures contracts for Brent crude oil, natural gas, heating oil, and gasoline) and Other Oil Interests, it will invest in various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil Interests against the current Benchmark Oil Futures Contract.

Examples of the position and price limits imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation

New York Mercantile Exchange WTI Light, Sweet Crude Oil	Any one month/all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.
$10.00 per barrel ($10,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $10.00 per barrel in either direction. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

ICE Brent Crude Futures	There are no position limits.	There is no maximum daily price fluctuation limit.
ICE WTI Crude Futures	There are no position limits.	There is no maximum daily price fluctuation limit.
New York Mercantile Exchange Heating Oil	7,000 contracts for all months combined, but not to exceed 1,000 in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

New York Mercantile Exchange Gasoline	Any one month/all months: 7,000 net futures.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

Price Volatility. Despite daily price limits, the price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for barrels of oil are more currently and directly influenced by economic factors for which current data is available and are traded by oil futures traders throughout the day. These economic factors include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because USOF invests a significant portion of its assets in Oil Futures Contracts, the assets of USOF, and therefore the prices of USOF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USOF’s futures positions have declined in value, USOF may be required to post additional variation margin to cover this decline. Alternatively, if USOF futures positions have increased in value, this increase will be credited to USOF’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

WTI Light, Sweet Crude Oil. USOF may purchase Oil Futures Contracts traded on the New York Mercantile Exchange that are based on WTI light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The contract provides for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market.

Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, heating oil, and jet fuel. The price of WTI light, sweet crude oil has historically exhibited periods of significant volatility.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by OPEC also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

In Europe, Brent crude oil is the standard for futures contracts traded on the ICE Futures, an electronic marketplace for energy trading and price discovery. Brent crude oil is the price reference for two-thirds of the world’s traded oil.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract, listed and traded on the New York Mercantile Exchange, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The price of heating oil has historically been volatile.

Natural Gas. Natural gas accounts for almost a quarter of U.S. energy consumption. The natural gas futures contract, listed and traded on the New York Mercantile Exchange, trades in units of 10,000 million British thermal units (mmBtu) and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. The price of natural gas has historically been volatile.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline futures contract, listed and traded on the New York Mercantile Exchange, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

Why Does USOF Purchase and Sell Oil Futures Contracts?

USOF’s investment objective is for changes in percentage terms of the units’ NAV to reflect the changes in percentage terms of the spot price of WTI light, sweet crude oil delivered to Cushing, Oklahoma, less USOF’s expenses. USOF invests primarily in Oil Futures Contracts. USOF seeks to have its aggregate NAV approximate at all times the aggregate face amount of the Oil Futures Contracts (or Other Oil Interests) USOF holds.

Other than investing in Oil Futures Contracts and Other Oil Interests, USOF only invests in assets to support these investments in oil interests. At any given time, a significant majority of USOF’s investments will be in Treasuries that serve as segregated assets supporting USOF’s positions in Oil Futures Contracts and Other Oil Interests. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USOF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5%-10% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USOF would then deposit the required margin with the futures commission merchant and hold, through its Custodian, Treasuries, cash and cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically only 5% to 10% of USOF’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries it posts with the futures commission merchant for the Oil Futures Contracts it owns, USOF holds through the Custodian, Treasuries, cash and cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. USOF earns interest income from the Treasuries, cash and cash equivalents that it purchases, and on the cash it holds through the Custodian. It anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USOF reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USOF reinvests the earned interest income, it will make investments that are consistent with its investment objectives.

What is the Flow of Units?

What are the Trading Policies of USOF?

Liquidity

USOF invests only in Oil Futures Contracts and Other Oil Interests that are traded in sufficient volume to permit, in the opinion of the General Partner, ease of taking and liquidating positions in these financial interests.

Spot Commodities

While the oil contracts traded on the New York Mercantile Exchange can be physically settled, USOF does not intend to take or make physical delivery. USOF may from time to time trade in Other Oil Interests including contracts based on the spot price of oil.

Leverage

While USOF’s historical ratio of margin to total assets has generally ranged from 0% to 5%, the General Partner endeavors to have the value of USOF’s Treasuries, cash and cash equivalents, whether held by USOF or posted as margin or collateral at all times, approximate the aggregate face value of USOF's obligations under its Oil Futures Contracts and Other Oil Interests.

Borrowings

Borrowings are not be used by USOF, unless USOF is required to borrow money in the event of physical delivery, if USOF trades in cash commodities, or for short-term needs created by unexpected redemptions. USOF expects to have the value of its Treasuries, cash or cash equivalents whether held by USOF or posted as margin or collateral at all times approximate the aggregate face value of its obligations under its Oil Futures Contracts and Other Oil Interests. USOF has not established and does not plan to establish credit lines.

Pyramiding

USOF has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Brown Brothers Harriman & Co. is the registrar and transfer agent for the units. Brown Brothers Harriman & Co. is also the custodian for USOF. In this capacity, Brown Brothers Harriman & Co. holds USOF’s cash and Treasuries pursuant to a custodial agreement. In addition, Brown Brothers Harriman & Co. performs certain administrative and accounting services for USOF and prepares certain Securities and Exchange Commission ("SEC") and CFTC reports on behalf of USOF. The General Partner pays Brown Brothers Harriman & Co.’s fees for these services.

USOF also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays ALPS Distributors, Inc.’s marketing fee of $425,000 per annum plus an incentive fee as follows: 0.0% on USOF’s assets from $0-500 million; .04% on USOF’s assets from $500 million-$4 billion; .03% on USOF’s assets in excess of $4 billion; provided, however, that in no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of Units exceed ten percent (10%) of the gross proceeds of the offering.

UBS Securities LLC (“UBS Securities”) is USOF’s futures commission merchant. USOF and UBS Securities have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of oil interests that may be purchased or sold by or through UBS Securities for USOF’s account. USOF pays the fees of UBS Securities.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USOF. UBS Securities is registered in the U.S. with the National Association of Securities Dealers ("NASD") as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS Securities was involved in the 2003 Global Research Analyst Settlement. This settlement is part of the global settlement that UBS Securities and nine other firms have reached with the SEC, NASD, New York Stock Exchange and various state regulators. As part of the settlement, UBS Securities has agreed to pay $80,000,000 divided among retrospective relief, for procurement of independent research and for investor education. UBS Securities has also undertaken to adopt enhanced policies and procedures reasonably designed to address potential conflicts of interest arising from research practices.

Further, UBS Securities, like most large, full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, New York Stock Exchange and various other regulatory organizations and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly reports to the SEC on Form B-D investigations that result in orders. These reports are publicly available.

UBS Securities acts only as clearing broker for USOF and as such is paid commissions for executing and clearing trades on behalf of USOF. UBS Securities neither acts in any supervisory capacity with respect to the General Partner nor participates in the management of the General Partner or USOF.

Currently, the General Partner does not employ commodities trading advisors. If, in the future, the General Partner does employ commodities trading advisors, it will choose each advisor based on arms-length negotiations and will consider the advisor’s experience, fees, and reputation.

Fees and Compensation Arrangements with the General Partner and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by the General Partner

Brown Brothers Harriman & Co., Custodian, Administrator and Transfer Agent
A $50,000 annual fee for its transfer agency services; and for its custody, fund accounting and fund administration services the greater of a minimum amount of $250,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF's net assets, (b) 0.0465% for USOF's net assets greater than $500 million but less than $1 billion, and (c) 0.035% of USOF's net assets that exceed $1 billion.

ALPS Distributors, Inc., Marketing Agent	$425,000 per annum plus an incentive fee as follows: 0.0% on USOF’s assets from $0-500 million; .04% on USOF’s assets from $500 million-$4 billion; .03% on USOF’s assets in excess of $4 billion.
——————
* The General Partner pays this compensation.

Fees and Compensation Arrangements with USOF and Non-Affiliated Service Providers**

Service Provider	Compensation Paid by USOF	Fees paid during 2006

UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell	$478,713
Non-Affiliated Brokers	Approximately 0.16% of assets	$0
——————
** USOF pays this compensation.

New York Mercantile Exchange Licensing Fee***

Assets	Management Fee	Fees paid during 2006

First $1,000,000,000	0.04% of NAV	N/A
After the first $1,000,000,000	0.02% of NAV	N/A

*** The General Partner is continuing negotiations with the New York Mercantile Exchange.  As a result, licensing fees in the amount of $22,198 have been accrued but not paid for 2006.

Assets of USOF are aggregated with other funds formed by the General Partner, including USNG. USOF pays this fee.

Fees are to be calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and to be paid on a quarterly basis.

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all holders of the units in the registry (“Register”). The General Partner recognizes transfers of units in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company ("DTC").

Book Entry. Individual certificates are not issued for the units. Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the units outstanding at any time. Unitholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies ("DTC Participants"), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant ("Indirect Participants"), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended (“Exchange Act”). DTC holds securities for DTC Participants and facilitates the clearance and settlement of transaction between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Units

Transfers of Units Only Through DTC. The units are only transferable through the book-entry system of DTC. Limited partners who are not DTC Participants may transfer their units through DTC by instructing the DTC Participant holding their units (or by instructing the Indirect Participant or other entity through which their units are held) to transfer the units. Transfers are made in accordance with standard securities industry practice.

Transfers of interests in units with DTC will be made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC. Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a definitive security in respect of such interest.

DTC has advised us that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of USOF’s units, and potentially any purchasers of limited partner interests in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USOF’s LP Agreement and is eligible to purchase USOF’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application will be imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through USOF. Further, the General Partner may request each record holder to furnish certain information, including that holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of the USOF’s limited partners if that investor’s ownership would subject USOF to the risk of cancellation or forfeiture of any of USOF’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of USOF’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and USOF will have the right to redeem those securities held by the record holder.

A transferee’s broker, agent or nominee may complete, execute and deliver a transfer application and certification. USOF may, at its discretion, treat the nominee holder of a unit as the absolute owner. In that case, the beneficial holder’s rights are limited solely to those that it has against the nominee holder as a result of any agreement between the beneficial owner and the nominee holder.

A person purchasing USOF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, our units will be securities and will be transferable according to the laws governing transfers of securities.

Any transfer of units will not be recorded by the transfer agent or recognized by the General Partner unless a completed transfer application is delivered to the General Partner or the Administrator. When acquiring units, the transferee of such units that complete a transfer application will:

• be an assignee until admitted as a substituted limited partner upon the consent and sole discretion of the General Partner and the recording of the assignment on the books and records of the partnership;
• automatically request admission as a substituted limited partner;
• agree to be bound by the terms and conditions of, and execute, our LP Agreement;
• represent that such transferee has the capacity and authority to enter into our LP Agreement;
• grant powers of attorney to our General Partner and any liquidator of us; and
• make the consents and waivers contained in our LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of our General Partner and the recordation of the name of the assignee on our books and records. Such consent may be withheld in the sole discretion of our General Partner.

If consent of the General Partner is withheld such transferee shall be an assignee. An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership. With respect to voting rights attributable to units that are held by assignees, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units. If no such written direction is received, such units will not be voted. An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on our books, we and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

Withdrawal of Limited Partners

As discussed in the LP Agreement, if the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. If the General Partner does not give at least fifteen (15) days’ written notice to a limited partner, then it may only require withdrawal of all or any portion of the capital account of any limited partner in the following circumstances: (i) the unitholder made a misrepresentation to the General Partner in connection with its purchase of units; or (ii) the limited partner’s ownership of units would result in the violation of any law or regulations applicable to the partnership or a partner. In these circumstances, the General Partner without notice may require the withdrawal at any time, or retroactively. The limited partner thus designated shall withdraw from the partnership or withdraw that portion of its partner capital account specified, as the case may be, as of the close of business on such date as determined by the General Partner. The limited partner thus designated shall be deemed to have withdrawn from the partnership or to have made a partial withdrawal from its partner capital account, as the case may be, without further action on the part of the limited partner and the provisions of the LP Agreement shall apply.

Calculating NAV

USOF’s NAV is calculated by:

•	Taking the current market value of its total assets
•	Subtracting any liabilities

The Administrator calculates the NAV of USOF once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. Trading on the American Stock Exchange typically closes at 4:15 p.m. New York time. USOF uses the New York Mercantile Exchange closing price (determined at the earlier of the close of that Exchange or 2:30 p.m. New York time) for the contracts held on the New York Mercantile Exchange, but calculates or determines the value of all other USOF investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

In addition, in order to provide updated information relating to USOF for use by investors and market professionals, the American Stock Exchange calculates and disseminates throughout the trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USOF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active WTI light, sweet Oil Futures Contract on the New York Mercantile Exchange. The prices reported for the active Oil Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the active contract, the last sale price for the active contract is not adjusted. The indicative fund value unit basis disseminated during American Stock Exchange trading hours should not be viewed as an actual real time update of the NAV, because NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular American Stock Exchange trading hours of 9:30 a.m. New York time to 4:15 p.m. New York time. The normal trading hours of the New York Mercantile Exchange are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USOF’s units are traded on the American Stock Exchange, but real-time New York Mercantile Exchange trading prices for oil futures contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund value.

The American Stock Exchange disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the American Stock Exchange’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USOF units on the American Stock Exchange. Investors and market professionals are able throughout the trading day to compare the market price of USOF and the indicative fund value. If the market price of USOF units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USOF appears to be trading at a discount compared to the indicative fund value, a market professional could buy USOF units on the American Stock Exchange and sell short oil future contracts. Such arbitrage trades can tighten the tracking between the market price of USOF and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Oil Futures Contracts, Other Oil Interests and Treasuries held by USOF are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down according solely to changes in near month Oil Futures Contracts for WTI light, sweet oil traded on the New York Mercantile Exchange.

Creation and Redemption of Units

USOF creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USOF or the distribution by USOF of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USOF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USOF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. As of December 31, 2006, 9 Authorized Purchasers had entered into agreements with USOF to purchase Creation Baskets of units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with the NASD, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of NASD, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the General Partner has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is attached as an exhibit to this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the American Stock Exchange, the New York Mercantile Exchange or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the American Stock Exchange, whichever is earlier; except in the case of the initial Authorized Purchaser’s or any other Authorized Purchaser’s initial order to purchase one or more Creation Baskets on the first day the baskets are to be offered and sold, when such orders shall be placed by 9:00 a.m. New York time on the day agreed to by the General Partner and the initial Authorized Purchaser. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries with USOF, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the American Stock Exchange, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USOF not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USOF’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

Creation and Redemption Transaction Fee

To compensate USOF for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USOF of $1,000 per order to create or redeem baskets. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the General Partner. The General Partner shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the General Partner and USOF if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Secondary Market Transactions

As noted, USOF will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will only be made in exchange for delivery to USOF or the distribution by USOF of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the American Stock Exchange, the NAV of USOF at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil Interests. The prices of units offered by Authorized Purchasers are expected to fall between USOF’s NAV and the trading price of the units on the American Stock Exchange at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person has any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. Units are expected to trade in the secondary market on the American Stock Exchange. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil Interests. While the units trade on the American Stock Exchange until 4:15 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil Interests may be reduced after the close of the New York Mercantile Exchange at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of the General Partner and Affiliates

On September 8, 2006, the General Partner formed USNG, but since it has not begun trading there is no prior performance for USNG. USOF’s offering began on April 10, 2006 and is a continuous offering. As of December 31, 2006, the total amount of money raised by USOF from Authorized Purchasers was $1,740,249,722; the total number of Authorized Purchasers was 9, the number of baskets purchased by Authorized Purchasers was 290; and the aggregate amount of units purchased was 29 million. For more information on the performance of USOF, see the Performance Tables below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Experience in Raising and Investing in Funds through December 31, 2006

Dollar Amount Offered:	$2,708,260,000

Dollar Amount Raised:	$1,740,249,722

Organizational Expenses*:
SEC registration fee**:	$111,362
AMEX Listing Fee**:	$5,000
Auditor's fees and expenses**:	$44,000
Legal fees and expenses**:	$1,151,354
Printing expenses:	$240,000

Length of Offering:	Continuous
——————
*   Amounts are for organizational and offering expenses incurred in connection with the initial public offering on April 10, 2006.
** Paid for by an affiliate of the General Partner in connection with the initial public offering.

Performance Capsule

Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Gross Capital Subscriptions (from inception through December 31, 2006):	$1,740,249,722
Total Net Assets as of December 31, 2006:	$803,949,254 *
Initial NAV Per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2006:	$51.87
Worst Monthly Percentage Draw-down:	September 2006 (11.71%)
Worst Peak-to-Valley Draw-down:	June 2006-December 2006 (25.73%)
Total Rate of Return Since Inception:	(23.03%)
——————
* Inclusive of transactions recorded on a trade date + 1 basis.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of Return For the Year 2006
April	3.47%
May	(2.91%)
June	3.16%
July	(0.50%)
August	(6.97%)
September	(11.71%)
October	(8.46%)
November	4.73%
December	(5.21%)

Draw-down: Losses experienced by a pool or trading program over a specified period. Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of a pool or trading program. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns. Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end.

In addition, Nicholas Gerber, the president and CEO of the General Partner, ran the Marc Stevens Futures Index Fund over 10 years ago. This fund combined commodity futures with equity stock index futures. It was a very small private offering, which had under $1 million in assets. The Marc Stevens Futures Index Fund was a commodity pool and Mr. Gerber was the CPO. Ameristock Corporation is an affiliate of the General Partner and it is a California-based registered investment advisor registered under the Investment Advisors Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940 that focuses on large cap U.S. equities that has approximately $600 million in assets.

Investments

The General Partner applies substantially all of USOF’s assets toward trading in Oil Futures Contracts and other Oil Interests, Treasuries, cash and cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of USOF’s net assets with the futures commission merchant or other custodian for trading. When USOF purchases an Oil Futures Contract and certain exchange traded Other Oil Interests, USOF is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity. This deposit is known as “margin.” USOF invests the remainder of its assets equal to the difference between the margin deposited and the face value of the futures contract in Treasuries, cash and cash equivalents.

The General Partner believes that all entities that hold or trade USOF’s assets are based in the United States and are subject to United States regulations.

Approximately 5% to 10% of USOF’s assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of USOF’s assets not invested in oil interests or held in margin as reserves to be available for changes in margin. All interest income is used for USOF’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to USOF to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

USOF’s assets are held in segregation pursuant to the Commodity Exchange Act and CFTC regulations.

The Commodity Interest Markets

General

The Commodity Exchange Act or CEA governs the regulation of commodity interest transactions, markets and intermediaries. In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000, or CFMA, which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade. The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

Futures Contracts

A futures contract such as an Oil Futures Contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying of commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party. Commercial banks participating in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Further, as the result of the CFMA, over-the-counter derivative instruments such as forward contracts and swap agreements (and options on forwards and physical commodities) may begin to be traded on lightly-regulated exchanges or electronic trading platforms that may, but are not required to, provide for clearing facilities. Exchanges and electronic trading platforms on which over-the-counter instruments may be traded and the regulation and criteria for that trading are more fully described below under “Futures Exchanges and Clearing Organizations.” Nonetheless, absent a clearing facility, USOF’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised. Thus, the seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option. The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest. Some options, however, expire significantly in advance of such date. The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless. On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, similar to forward contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although recently, as a result of regulatory changes enacted as part of the CFMA, certain swap contracts are now being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make. In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Participants

The two broad classes of persons who trade commodities are hedgors and speculators. Hedgors include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to lock in profits that could otherwise be lost due to an adverse movement in the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedgor contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedgor may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell if under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedgor to shift the risk of price fluctuations. The usual objective of the hedgor is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives.

Unlike the hedgor, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedgor seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchanges are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

Clearing organizations provide services designed to mutualize or transfer the credit risk arising from the trading of contracts on an exchange or other electronic trading facility. Once trades made between members of an exchange or electronic trading facility have been confirmed, the clearing organization becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange or trading platform and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearing organization for performance. The clearing organization generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute; this fund acts as an emergency buffer that is intended to enable the clearing organization to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, the clearing organization requires margin deposits and continuously marks positions to market to provide some assurance that its members will be able to fulfill their contractual obligations. Thus, a central function of the clearing organization is to ensure the integrity of trades, and members effecting transactions on an exchange need not concern themselves with the solvency of the party on the opposite side of the trade; their only remaining concerns are the respective solvencies of their own customers, their clearing broker and the clearing organization. The clearing organizations do not deal with customers, but only with their member firms and the guarantee of performance for open positions provided by the clearing organization does not run to customers.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange. Designated contract markets may offer products to retail customers on an unrestricted basis. To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants. Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the New York Mercantile Exchange. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered derivatives clearing organization.

A derivatives transaction execution facility, or DTEF, is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a newly designated form of exchange. An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority. An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market. All traders on an exempt board of trade must qualify as eligible contract participants. Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures. There is no requirement that an exempt board of trade use a clearing organization. However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered derivatives clearing organization. A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a new form of exchange that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility. The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

The General Partner intends to monitor the development of and opportunities and risks presented by the new less-regulated exchanges and exempt boards and may, in the future, allocate a percentage of USOF’s assets to trading in products on these exchanges. Provided USOF maintains assets exceeding $5 million, USOF would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

Non-U.S. Futures Exchanges

Non-U.S. futures exchanges differ in certain respects from their U.S. counterparts. Importantly, non-U.S. futures exchanges are not subject to regulation by the CFTC, but rather are regulated by their home country regulator. In contrast to U.S. designated contract markets, some non-U.S. exchanges are principals’ markets, where trades remain the liability of the traders involved, and the exchange or an affiliated clearing organization, if any, does not become substituted for any party. Due to the absence of a clearing system, such exchanges are significantly more susceptible to disruptions. Further, participants in such markets must often satisfy themselves as to the individual creditworthiness of each entity with which they enter into a trade. Trading on non-U.S. exchanges is often in the currency of the exchange’s home jurisdiction. Consequently, USOF is subject to the additional risk of fluctuations in the exchange rate between such currencies and U.S. dollars and the possibility that exchange controls could be imposed in the future. Trading on non-U.S. exchanges may differ from trading on U.S. exchanges in a variety of ways and, accordingly, may subject USOF to additional risks.

Speculative Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedgor, which USOF is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in Oil Futures Contracts (including investments in the Benchmark Oil Futures Contract) on the New York Mercantile Exchange is 20,000 contracts. The New York Mercantile Exchange also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USOF and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits USOF’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits or more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the New York Mercantile Exchange does not impose daily limits but rather limits the amount of price fluctuation for Oil Futures Contracts. For example, the New York Mercantile Exchange imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Oil Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limits during any one trading session.

Commodity Prices

Commodity prices are volatile and, although ultimately determined by the interaction of supply and demand, are subject to many other influences, including the psychology of the marketplace and speculative assessments of future world and economic events. Political climate, interest rates, treaties, balance of payments, exchange controls and other governmental interventions as well as numerous other variables affect the commodity markets, and even with comparatively complete information it is impossible for any trader to predict reliably commodity prices.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, DTEF, exempt board of trade or electronic trading facility. Derivatives clearing organizations are also subject to the CEA and CFTC regulation. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered commodity pool operator, such as the General Partner, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the General Partner’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing USOF, and might result in the termination of USOF. USOF itself is not required to be registered with the CFTC in any capacity.

The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors. If a trading advisor’s commodity trading advisor registration were to be terminated, restricted or suspended, the trading advisor would be unable, until the registration were to be reinstated, to render trading advice to USOF.

The CEA requires all futures commission merchants, such as USOF’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

USOF’s investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers. The General Partner, each trading advisor, the selling agents and the clearing brokers are members of the NFA. As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection. USOF itself is not required to become a member of the NFA. As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of USOF in reliance on this exclusion from regulation.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USOF or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes USOF to a risk of default since failure of a bank with which USOF had entered into a forward contract would likely result in a default and thus possibly substantial losses to USOF.

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as USOF’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require USOF to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to USOF’s trading, USOF (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USOF’s financial statements and the related notes.

Risks Associated With Owning Direct or Indirect Interests in Oil

Investing in oil interests subjects USOF to the risks of the crude oil industry and this could result in large fluctuations in the price of USOF’s units.

USOF is subject to the risks and hazards of the crude oil industry because it invests in oil interests. The risks and hazards that are inherent in the oil industry may cause the price of oil to widely fluctuate. If USOF’s units accurately track the spot price of WTI light, sweet crude oil, then the price of its units may also fluctuate.

The risks of crude oil drilling and production activities include the following:

•	no commercially productive crude oil or natural gas reservoirs may be found;
•	crude oil and natural gas drilling and production activities may be shortened, delayed or canceled;
•	the ability of an oil producer to develop, produce and market reserves may be limited by:
• title problems,
• political conflicts, including war,
• weather conditions,
• compliance with governmental requirements,
• refinery capacity, and
• mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;
•	decisions of the cartel of oil producing countries ( e.g. , OPEC, the Organization of the Petroleum Exporting Countries), to produce more or less oil;
•	increases in oil production due to price rises may make it more economical to extract oil from additional sources and may later temper further oil price increases; and
•	economic activity of users, as certain economies’ oil consumption increases ( e.g. , China, India) and as economies contract (in a recession or depression), oil demand and prices fall.

The crude oil industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases.

Crude oil operations also are subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil and natural gas, these agencies have restricted the rates of flow of crude oil and natural gas wells below actual production capacity. Federal, state, and local laws regulate production, handling, storage, transportation and disposal of crude oil and natural gas, by-products from crude oil and natural gas and other substances and materials produced or used in connection with crude oil and natural gas operations.

The price of USOF’s units may be influenced by factors such as the short-term supply and demand for oil and the short-term supply and demand for USOF’s units. This may cause the units to trade at a price that is above or below USOF’s NAV per unit. Accordingly, changes in the price of units may substantially vary from the changes in the spot price of WTI light, sweet crude oil. If this variation occurs, then investors may not be able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

While it is expected that the trading prices of units will fluctuate in accordance with changes in USOF’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for oil and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USOF’s NAV. This could cause changes in the price of units to substantially vary from changes in the spot price of WTI light, sweet crude oil. This may be harmful to investors because if changes in the price of units vary substantially from changes in the spot price of WTI light, sweet crude oil, then investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in oil.

Changes in USOF’s NAV may not correlate with changes in the price of the Benchmark Oil Futures Contract. If this were to occur, investors may not be able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

The General Partner endeavors to invest USOF’s assets as fully as possible in short-term Oil Futures Contracts and Other Oil Interests so that the changes in NAV closely correlate with the changes in the price of the Benchmark Oil Futures Contract. However, changes in USOF’s NAV may not correlate with the changes in the price of the Benchmark Oil Futures Contract for several reasons as set forth below:

•
USOF (i) may not be able to buy/sell the exact amount of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Oil Futures Contracts or Other Oil Interests at the market price; (iii) may not experience a perfect correlation between the spot price of WTI light, sweet crude oil and the underlying investments in Oil Futures Contracts and Other Oil Interests and Treasuries, cash and cash equivalents; and (iv) is required to pay brokerage fees and  the management fee, which will have an effect on the correlation.

•
Short-term supply and demand for WTI light, sweet crude oil may cause the market price of the changes in the Benchmark Oil Futures Contract to vary from changes in USOF’s NAV if USOF has fully invested in Oil Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Oil Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of oil and the prices of related futures contracts.

•
USOF plans to buy only as many Oil Futures Contracts and Other Oil Interests that it can to get the changes in the NAV as close as possible to the price of the changes in Benchmark Oil Futures Contract. The remainder of its assets will be invested in Treasuries, cash and cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in oil interests. Investments in Treasuries, cash and cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of WTI light, sweet crude oil and the price of the Benchmark Oil Futures Contract.

•
In addition, because USOF incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, the General Partner is generally not able to fully invest USOF’s assets in Oil Futures Contracts or Other Oil Interests and there cannot be perfect correlation between changes in USOF’s NAV and the changes in the price of the Benchmark Oil Futures Contract.

•
As USOF grows, there may be more or less correlation. For example, if USOF only has enough money to buy three Benchmark Oil Futures Contracts and it needs to buy four contracts to track the price of oil then the correlation will be lower, but if it buys 20,000 Benchmark Oil Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, USOF may be limited in its ability to purchase the Benchmark Oil Futures Contract or other Oil Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that USOF invests in these other Oil Futures Contracts or Other Oil Interests, the correlation with the Benchmark Oil Futures Contracts may be lower. If USOF is required to invest in other Oil Futures Contracts and Other Oil Interests that are less correlated with the Benchmark Oil Futures Contract, USOF would likely invest in over-the-counter contracts to increase the level of correlation of USOF’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
USOF may not be able to buy the exact number of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with the Benchmark Oil Futures Contract if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USOF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USOF receives $6,679,000 for the sale of a Creation Basket and assume that the price of an Oil Futures Contract for WTI light, sweet crude oil is $66,800, then USOF could only invest in only 99 Oil Futures Contracts with an aggregate value of $6,613,200). USOF would be required to invest a percentage of the proceeds in Treasuries to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in cash and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, USOF may not be able to purchase these investments at the last reported price for such investments.

If changes in USOF’s NAV do not correlate with changes in the price of the Benchmark Oil Futures Contract, then  investing in USOF may not be an effective way to hedge against oil-related losses or indirectly invest in oil.

The Benchmark Oil Futures Contract may not correlate with the spot price of WTI light, sweet, crude oil and this could cause the price of units to substantially vary from the spot price of WTI light, sweet crude oil. If this were to occur, then investors may not be able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

When using the Benchmark Oil Futures Contract as a strategy to track the spot price of WTI light, sweet crude oil, at best the correlation between changes in prices of such oil interests and the spot price can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for such oil interests and technical influences in oil futures trading. If there is a weak correlation between the oil interests and the spot price of WTI light, sweet, crude oil, then the price of units may not accurately track the spot price of WTI light, sweet crude oil and investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in oil.

USOF may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USOF is required to sell Treasuries at a price lower than the price at which they were acquired, USOF will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of USOF’s Oil Futures Contracts and Other Oil Interests, and the spot price of WTI light, sweet crude oil.

Certain of USOF’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

USOF may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its oil production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USOF has not and does not intend to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and cash equivalents that it holds. The anticipated large value of the positions in certain investments, e.g., Oil Futures Contracts, or in negotiated over-the-counter contracts that the General Partner acquires or enters into for USOF, increases the risk of illiquidity. Such positions may be more difficult to liquidate at favorable prices and there is an additional risk that losses may be incurred during the period in which positions are being liquidated. The Other Oil Interests that USOF invests in may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. In addition, such contracts have limited transferability that results from such risks and the contract’s express limitations. USOF from time to time also invests in Other Oil Interests as a result of the speculative position limits on the New York Mercantile Exchange or other exchanges.

If the nature of hedgors and speculators in futures markets has shifted such that oil purchasers are the predominant hedgors in the market, USOF might have to reinvest at higher futures prices or choose Other Oil Interests.

The changing nature of the hedgors and speculators in the oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgors in the futures market are the purchasers of the oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of oil. This can have significant implications for USOF when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract.

While USOF does not intend to take physical delivery of oil under Oil Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While USOF has not and does not intend to take physical delivery of oil under its Oil Futures Contracts, futures contracts are not required to be cash-settled, and it is possible to take delivery under these contracts. Storage costs associated with purchasing oil could result in costs and other liabilities that could impact the value of Oil Futures Contracts or Other Oil Interests. Storage costs include the time value of money invested in oil as a physical commodity plus the actual costs of storing the oil less any benefits from ownership of oil that are not obtained by the holder of a futures contract. In general, Oil Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for oil while USOF holds Oil Futures Contracts or Other Oil Interests, the value of the Oil Futures Contracts or Other Oil Interests, and therefore USOF’s NAV, may change as well.

The price relationship between the near month contract and the next to near month contract that compose the Benchmark Oil Futures Contract will vary and may impact both the total return over time of USOF’s NAV, as well as the degree to which its total return tracks other natural gas price indices’ total returns.

The design of USOF's  Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when it will use the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of an oil futures market where near month contracts trade at a higher price than next to near month contracts, a situation described as “backwardation” in the futures market occurs. Absent the impact of the overall movement in oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result the total return of the Benchmark Oil Futures Contract would tend to track higher. Conversely, in the event of an oil futures market where near month contracts trade at a lower price than next to near month contracts, a situation described as “contango” in the futures market occurs. Absent the impact of the overall movement in oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Oil Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of oil, the impact of backwardation and contango may lead the total return of USOF’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling oil prices, this could have a significant negative impact on USOF’s NAV and total return.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USOF.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USOF is impossible to predict, but could be substantial and adverse.

Investing in USOF for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

While USOF is not currently engaging in hedging strategies, participants in the oil or in other industries may use USOF as a vehicle to hedge the risk of losses in their oil-related transactions. There are several risks in connection with using USOF as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedgor’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedgor may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedgor foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedgor can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

When using futures contracts as a hedging technique, at best, the correlation between changes in prices of futures contracts and of the items being hedged can be only approximate. The degree of imperfection of correlation depends upon circumstances such as: variations in speculative markets, demand for futures and for oil products, technical influences in futures trading, and differences between anticipated energy costs being hedged and the instruments underlying the standard futures contracts available for trading. Even a well-conceived hedge may be unsuccessful to some degree because of unexpected market behavior as well as the expenses associated with creating the hedge.

In addition, using an investment in USOF as a hedge for changes in energy costs (e.g. , investing in oil, gasoline, or other fuels, or electricity) may not correlate because changes in the spot price of oil may vary from changes in energy costs because the spot price of oil does not reflect the refining, transportation, and other costs that may impact the hedgor’s energy costs.

An investment in USOF may provide little or no diversification benefits. Thus, in a declining market, USOF may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USOF while incurring losses with respect to other asset classes.

Historically, Oil Futures Contracts and Other Oil Interests have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, USOF’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, USOF may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USOF at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on oil prices and oil-linked instruments, including Oil Futures Contracts and Other Oil Interests, than on traditional securities. These additional variables may create additional investment risks that subject USOF’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, USOF cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USOF’s Operating Risks

USOF is not a registered investment company so unitholders do not have the protections of the Investment Company Act of 1940.

USOF is not an investment company subject to the Investment Company Act of 1940. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USOF has a limited operating history so there is no extensive performance history to serve as a basis to evaluate an investment in USOF.

USOF is new and has a limited operating history. Therefore, it does not have extensive past performance that could otherwise be used as a basis to evaluate an investment in USOF. Mr. Nicholas Gerber (discussed below) is the only principal that has any experience operating a commodity pool. Mr. Gerber ran the Marc Stevens Futures Index Fund (further discussed below) over 10 years ago. This fund combined investments in commodity futures and equity stock index futures and had under $1 million of assets. Mr. Gerber sold the fund to Newport Commodities. No other principals of the General Partner have operated a public or private commodity pool.

The General Partner is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of USOF, the General Partner relies heavily on Mr. Nicholas Gerber, Mr. John Love and Mr. John Hyland (all discussed in greater detail below). If Mr. Gerber, Mr. Love or Mr. Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USOF. Furthermore, Mr. Gerber, Mr. Love and Mr. Hyland are involved in the management of USNG. USNG is expected to be a public commodity pool designed to track the price movements of natural gas. Mr. Gerber and Mr. Love are also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. USOF estimates that Mr. Gerber will spend approximately 50% of his time on USOF and USNG matters, Mr. Love will spend approximately 70% of his time on USOF and USNG matters and Mr. Hyland will spend approximately 50% of his time on USOF and USNG matters.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Oil Futures Contract and prevent investors from being able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

U.S. designated contract markets such as the New York Mercantile Exchange have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other as a hedge, which an investment in USOF is not) may hold, own or control. For example, the current accountability level for investments at any one time in Oil Futures Contracts (including investments in the Benchmark Oil Futures Contract) is 20,000. While this is not a fixed ceiling, it is a threshold above which the New York Mercantile Exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Oil Futures Contracts. With regard to position limits, the New York Mercantile Exchange limits an investor from holding more than 2,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the New York Mercantile Exchange also sets daily price fluctuation limits on the Benchmark Oil Futures Contract. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular Oil Futures Contract, no trades may be made at a price beyond that limit.

In addition to accountability levels and position limits, the New York Mercantile Exchange also limits the amount of price fluctuation for Oil Futures Contracts. For example, the New York Mercantile Exchange imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limits during any one trading session.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract.This may in turn prevent investors from being able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

USOF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil Interests. If USOF encounters accountability levels, position limits, or price fluctuation limits for oil contracts on the New York Mercantile Exchange, it has and will continue to, if permitted under applicable regulatory requirements, purchase futures contracts on the ICE Futures (formerly, the International Petroleum Exchange) or other exchanges that trade listed oil futures. The futures contracts available on the ICE Futures are generally comparable to the contracts on the New York Mercantile Exchange, but they may have different underlying commodities, sizes, deliveries, and prices.

There are technical and fundamental risks inherent in the trading system the General Partner intends to employ.

The General Partner’s trading system is quantitative in nature and it is possible that the General Partner might make a mathematical error. In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

USOF and the General Partner may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

USOF and the General Partner may have inherent conflicts to the extent the General Partner attempts to maintain USOF’s asset size in order to preserve its fee income and this may not always be consistent with USOF’s objective of tracking changes in the spot price of WTI light, sweet crude oil. The General Partner’s officers, directors and employees do not devote their time exclusively to USOF. These persons are directors, officers or employees of other entities that may compete with USOF for their services. They could have a conflict between their responsibilities to USOF and to those other entities.

In addition, the General Partner’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USOF trades using the clearing broker to be used by USOF. A potential conflict also may occur if the General Partner’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USOF.

The General Partner has sole current authority to manage the investments and operations of USOF, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of investors. Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in USOF’s basic investment policy, dissolution of this fund, or the sale or distribution of USOF’s assets.

The General Partner serves as the general partner to both USOF and USNG. The General Partner may have a conflict to the extent that its trading decisions may be influenced by the effect they would have on USNG. These trading decisions may be influenced since the General Partner also serves as the general partner for USNG and is required to meet USNG’s investment objective as well as USOF’s. If the General Partner believes that a trading decision it made on behalf of USOF might (i) impede USNG from reaching its investment objective, or (ii) improve the likelihood of meeting USNG’s objective, then the General Partner may choose to change its trading decision for USOF, which could either impede or improve the opportunity for USOF from meeting its investment objective. In addition, the General Partner is required to indemnify the officers and directors of USNG, if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

Unitholders may only vote on the removal of the General Partner and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of USOF and do not control the General Partner so they will not have influence over basic matters that affect USOF.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove the General Partner. Limited partners will have limited voting rights with respect to USOF’s affairs. Unitholders may remove the General Partner only if 66 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of USOF or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of the General Partner to manage USOF’s affairs.

The General Partner may manage a large amount of assets and this could affect USOF’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, the General Partner does not intend to limit the amount of assets of USOF that it may manage. The more assets the General Partner manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

USOF could terminate at any time and cause the liquidation and potential loss of an investor's investment and could upset the overall maturity and timing of an investor's investment portfolio.

USOF may terminate at any time, regardless of whether USOF has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause USOF to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate USOF. USOF’s termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

Limited partners may not have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for our obligation as if it were a General Partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the General Partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of our capital securities representing limited partnership interests. However, a limited partner may be required to repay to us any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, we may not make a distribution to limited partners if the distribution causes our liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of our assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

With adequate notice, a limited partner may be required to withdraw from the partnership for any reason.

If the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of his partner capital account. The General Partner may require withdrawal even in situations where the limited partner has complied completely with the provisions of the LP Agreement.

USOF’s existing units are, and any units USOF issues in the future will be, subject to restrictions on transfer. Failure to satisfy these requirements will preclude a transferee from being able to have all the rights of a limited partner.

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause USOF to be taxable as a corporation or affect USOF’s existence or qualification as a limited partnership. In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by the General Partner to furnish certain information, including that holder’s nationality, citizenship or other related status. A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject USOF to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation. All purchasers of USOF’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USOF’s LP Agreement and is eligible to purchase USOF’s securities. Any transfer of units will not be recorded by the transfer agent or recognized by us unless a completed transfer application is delivered to the General Partner or the Administrator. A person purchasing USOF’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, our units will be securities and will be transferable according to the laws governing transfers of securities. See “Transfer of Units.”

USOF does not expect to make cash distributions.

The General Partner intends to re-invest any realized gains in additional oil interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USOF generally does not expect to distribute cash to limited partners. An investor should not invest in USOF if it will need cash distributions from USOF to pay taxes on its share of income and gains of USOF, if any, or for any other reason. Although USOF does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

There is a risk that USOF will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USOF may not earn any profit.

USOF pays brokerage charges of approximately 0.15%, futures commission merchant fees of $3.50 per buy or sell, management fees of 0.50% of NAV on the first $1,000,000,000 of assets and 0.20% of NAV after the first $1,000,000,000 of assets, and over-the-counter spreads and extraordinary expenses ( i.e. expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USOF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USOF’s activities are profitable. Accordingly, USOF must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

USOF may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and USOF generally are terminable by the clearing brokers once the clearing broker has given USOF notice. Upon termination, the General Partner may be required to renegotiate or make other arrangements for obtaining similar services if USOF intends to continue trading in Oil Futures Contracts or Other Oil Interest contracts at its present level of capacity.

The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

USOF may miss certain trading opportunities because it will not receive the benefit of the expertise of trading advisors.

The General Partner does not employ trading advisors for USOF; however, it reserves the right to employ them in the future. The only advisor to USOF is the General Partner. A lack of trading advisors may be disadvantageous to USOF because it will not receive the benefit of a trading advisor’s expertise.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of USOF.

If a substantial number of requests for redemption of Redemption Baskets are received by USOF during a relatively short period of time, USOF may not be able to satisfy the requests from USOF’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in USOF’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The failure or bankruptcy of a clearing broker could result in a substantial loss of USOF’s assets.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USOF, are entitled to recover, even in respect of property specifically traceable to them, only a proportionate share of all property available for distribution to all of that clearing broker’s customers. USOF also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear USOF’s trades.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USOF’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. The General Partner has a patent pending for USOF’s business method and it is registering its trademarks. USOF does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of USOF’s proprietary software and other technology could also adversely affect its competitive advantage. USOF may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the General Partner or claim that the General Partner has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the General Partner may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the General Partner is successful and regardless of the merits, may result in significant costs, divert its resources from USOF, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of USOF depends on the ability of the General Partner to accurately implement trading systems, and any failure to do so could subject USOF to losses on such transactions.

The General Partner uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell oil interests each day. Specifically, the General Partner uses the spreadsheet to make mathematical calculations and to monitor positions in oil interests and Treasuries and correlations to the spot price of WTI light, sweet crude oil. The General Partner must accurately process the spreadsheet’s outputs and execute the transactions called for by the formulas. In addition, USOF relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing USOF’s transactions could impair its ability to achieve USOF’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

USOF may experience substantial losses on transactions if the computer or communications system fails.

USOF’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the General Partner uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the General Partner’s and USOF’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, as needed, USOF’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting USOF’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the General Partner will need to make corresponding upgrades to continue effectively its trading activities. USOF’s future success will depend on USOF’s ability to respond to changing technologies on a timely and cost-effective basis.

USOF depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

USOF depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the General Partner uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the General Partner’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce USOF’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the General Partner to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms may make it difficult or impossible for the General Partner to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the General Partner to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt USOF’s trading activity and materially affect USOF’s profitability.

The operations of USOF, the exchanges, brokers and counterparties with which USOF does business, and the markets in which USOF does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The terrorist attacks of September 11, 2001 and the war in Iraq, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern.

Risk of Leverage and Volatility

If the General Partner permits USOF to become leveraged, investors could lose all or substantially all of their investment if USOF’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire face value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While the General Partner does not currently leverage USOF’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

Over-the-Counter Contract Risk

Over-the-counter transactions are subject to little, if any, regulation.

A portion of USOF’s assets may be used to trade over-the-counter oil interest contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by USOF. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose USOF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

USOF will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by USOF or held by special purpose or structured vehicles.

USOF faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USOF, in which case USOF could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USOF may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. USOF may obtain only limited recovery or may obtain no recovery in such circumstances.

USOF may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts may have terms that make them less marketable than Oil Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts.

Risk of Trading in International Markets

Trading in international markets would expose USOF to credit and regulatory risk.

The General Partner invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges including the New York Mercantile Exchange. However, a portion of USOF’s trades take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USOF, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USOF has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes USOF to credit risk. Trading in non-U.S. markets also leaves USOF susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject USOF to foreign exchange risk.

The price of any non-U.S. futures, options on futures or other commodity interest contract and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USOF even if the contract traded is profitable.

USOF’s international trading would expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, USOF may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which General Partner bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor's tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of the General Partner, and the General Partner currently does not intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USOF’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor's allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by USOF in making allocations for tax purposes and other factors, an investor's allocable share of USOF’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by USOF in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USOF is in many respects uncertain. USOF applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (“Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

We could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

USOF has received an opinion of counsel that, under current U.S. federal income tax laws, USOF will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USOF’s annual gross income consists of “qualifying income” as defined in the Code, (ii) USOF is organized and operated in accordance with its governing agreements and applicable law and (iii) USOF does not elect to be taxed as a corporation for federal income tax purposes. Although the General Partner anticipates that USOF will satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USOF has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that USOF is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, USOF would be subject to tax on its net income for the year at corporate tax rates. In addition, although the General Partner does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of USOF as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Legal Risks

Representatives of the New York Mercantile Exchange have notified USOF of its belief that USOF is engaging in unauthorized use of such Exchange’s service marks and settlement prices.

USOF invests primarily in Oil Futures Contracts, and particularly in Oil Futures Contracts traded on the New York Mercantile Exchange. Representatives of the New York Mercantile Exchange have at various times asserted varying claims regarding USOF’s operations and the Exchange’s service marks and settlement prices of oil futures contracts traded on the Exchange.

The New York Mercantile Exchange initially claimed that USOF’s use of the Exchange’s service marks would cause confusion as to USOF’s source, origin, sponsorship or approval, and constitute infringement of the Exchange’s trademark rights and unfair competition and dilution of the Exchange’s marks. In response to these claims, the General Partner changed USOF’s name. In addition, USOF expressly disclaims any association with the Exchange or endorsement of USOF by the Exchange and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The General Partner has also engaged in discussions with the New York Mercantile Exchange regarding a possible license agreement. In this regard, USOF received a letter from the Exchange dated March 29, 2006 (“March 29th Letter”). The March 29th Letter was in response to USOF’s request for additional information in connection with the negotiation of the possible license agreement. In the March 29th Letter, the Exchange stated that it would cause the cessation of any market data vendor’s provision of New York Mercantile Exchange settlement prices to USOF and/or take other action to prevent USOF from using any New York Mercantile Exchange settlement prices unless USOF enters into a license agreement with the Exchange, or has indicated in writing that it will cease from using any Exchange settlement prices. USOF will continue to seek an amicable resolution to this situation. It is evaluating the current draft of the license agreement in view of the March 29th letter but is also taking into account a recent New York federal district court decision against the NYMEX that found under similar circumstances that NYMEX’s intellectual property rights, including those related to its settlement prices, were significantly limited. USOF and the General Partner have retained separate counsel to represent them in this matter.

At this time, USOF is unable to determine what the outcome from this matter will be. There could be a number of consequences. Under the license agreement currently being negotiated, USOF would be required to pay a license fee to the New York Mercantile Exchange for the use of its settlement prices. Also, if the resolution or lack of resolution of this matter results in a material restriction on, or significant additional expense associated with, the use of the New York Mercantile Exchange’s oil futures contract settlement prices, USOF may be required to invest to a greater degree than currently anticipated in Oil Futures Contracts traded on commodity exchanges other than the New York Mercantile Exchange and Other Oil Interests. These or other consequences may adversely affect USOF’s ability to achieve its investment objective.

Others may also notify USOF of intellectual property rights that could adversely impact USOF.

Separately, Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interest of the commodity pool to third party investors. USOF Units are equity interests in a publicly traded commodity pool. In addition, USOF will directly invest in futures contracts and hold other investments to be used as margin for its future contract positions. If patents were to be issued to Goldman Sachs based upon these patent applications as currently drafted, and USOF continued to operate as currently contemplated after the patents were issued, claims against USOF and the General Partner for infringement of the patents may be made by Goldman Sachs. However, as these patent applications are pending and have not been substantively examined by the U.S. Patent and Trademark Office, it is uncertain at this time what subject matter will be covered by the claims of any patent issuing on one of these applications, should a patent issue at all.

Under the provisions of 35 U.S.C. § 154(d), Goldman Sachs may seek damages in the form of a reasonable royalty from the date the Units are publicly offered for sale to the date one of their cited patent applications issues as a U.S. Patent if, and only if, the invention as claimed in the issued patent is substantially identical to the invention as claimed in the published patent application. To obtain a reasonable royalty under 35 U.S.C. § 154(d), one of Goldman Sachs’s patents must issue and then it must be proved that post-issuance acts or systems of USOF infringe a valid claim of the issued patent, and that the infringed claim is substantially identical to one of the claims in the corresponding published application. If at the time a Goldman Sachs patent issues, USOF does not infringe the claims of the issued patent based on its current design or through modifications made prior to issuance, or if any infringed issued claim is not substantially identical to a published claim, then Goldman Sachs will not be able to obtain a reasonable royalty under 35 U.S.C. § 154(d). At this time neither of Goldman Sachs’s patent applications have been substantively examined by an examiner at the U.S. Patent and Trademark Office nor are they currently being considered for examination on an expedited basis under a Petition to Make Special, and considering that both have been placed in Class 705 for examination, which has an average pendency of approximately 44-45 months to issuance (or abandonment) and an issuance rate of approximately 11% in 2004, it is likely that neither application will issue within the next two years. Nonetheless, USOF currently is reviewing the Goldman Sachs published patent applications, and is engaged in discussions with Goldman Sachs regarding their pending applications and USOF’s own pending patent application. At this time, due in part to the requirements of 35 U.S.C. § 154(d) and the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents, USOF is unable to determine what the outcome from this matter will be. See “Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings, except for the items noted below.

New York Mercantile Exchange

Representatives of the New York Mercantile Exchange have at various times asserted varying claims regarding USOF’s operations and the Exchange’s service marks and settlement prices of oil futures contracts traded on the Exchange.

The New York Mercantile Exchange initially claimed that USOF’s use of the Exchange’s service marks would cause confusion as to USOF’s source, origin, sponsorship or approval, and constitute infringement of the Exchange’s trademark rights and unfair competition and dilution of the Exchange’s marks. In response to these claims, the General Partner changed USOF’s name. In addition, USOF expressly disclaims any association with the Exchange or endorsement of USOF by the Exchange and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The General Partner has also engaged in discussions with the New York Mercantile Exchange regarding a possible license agreement. In this regard, USOF received the March 29th Letter. The March 29th Letter was in response to USOF’s request for additional information in connection with the negotiation of the possible license agreement. In the March 29th Letter, the Exchange stated that it would cause the cessation of any market data vendor’s provision of New York Mercantile Exchange settlement prices to USOF and/or take other action to prevent USOF from using any New York Mercantile Exchange settlement prices unless USOF enters into a license agreement with the Exchange, or has indicated in writing that it will cease from using any Exchange settlement prices. USOF will continue to seek an amicable resolution to this situation. It is evaluating the current draft of the license agreement in view of the March 29th letter but is also taking into account a recent New York federal district court decision against the NYMEX that found under similar circumstances that NYMEX’s intellectual property rights, including those related to its settlement prices, were significantly limited. USOF and the General Partner have retained separate counsel to represent them in this matter.

At this time, USOF is unable to determine what the outcome from this matter will be. There could be a number of consequences. Under the license agreement currently being negotiated, USOF would be required to pay a license fee to the New York Mercantile Exchange for the use of its settlement prices. Also, if the resolution or lack of resolution of this matter results in a material restriction on, or significant additional expense associated with, the use of the New York Mercantile Exchange’s oil futures contract settlement prices, USOF may be required to invest to a greater degree than currently anticipated in Oil Futures Contracts traded on commodity exchanges other than the New York Mercantile Exchange and Other Oil Interests. These or other consequences may adversely affect USOF’s ability to achieve its investment objective.

Goldman Sachs

Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interest of the commodity pool to third party investors. USOF Units are equity interests in a publicly traded commodity pool. In addition, USOF directly invests in futures contracts and hold other investments to be used as margin for its future contract positions. If patents were to be issued to Goldman Sachs based upon these patent applications as currently drafted, and USOF continued to operate as currently contemplated after the patents were issued, claims against USOF and the General Partner for infringement of the patents may be made by Goldman Sachs. However, as these patent applications are pending and have not been substantively examined by the U.S. Patent and Trademark Office, it is uncertain at this time what subject matter will be covered by the claims of any patent issuing on one of these applications, should a patent issue at all.

Under the provisions of 35 U.S.C. § 154(d), Goldman Sachs may seek damages in the form of a reasonable royalty from the date the Units are publicly offered for sale to the date one of their cited patent applications issues as a U.S. Patent if, and only if, the invention as claimed in the issued patent is substantially identical to the invention as claimed in the published patent application. To obtain a reasonable royalty under 35 U.S.C. § 154(d), one of Goldman Sachs’s patents must issue and then it must be proved that post-issuance acts or systems of USOF infringe a valid claim of the issued patent, and that the infringed claim is substantially identical to one of the claims in the corresponding published application. If at the time a Goldman Sachs patent issues, USOF does not infringe the claims of the issued patent based on its current design or through modifications made prior to issuance, or if any infringed issued claim is not substantially identical to a published claim, then Goldman Sachs will not be able to obtain a reasonable royalty under 35 U.S.C. § 154(d). At this time neither of Goldman Sachs’s patent applications have been substantively examined by an examiner at the U.S. Patent and Trademark Office nor are they currently being considered for examination on an expedited basis under a Petition to Make Special, and considering that both have been placed in Class 705 for examination, which has an average pendency of approximately 44-45 months to issuance (or abandonment) and an issuance rate of approximately 11% in 2004, it is likely that neither application will issue within the next two years. Nonetheless, USOF currently is reviewing the Goldman Sachs published patent applications, and is engaged in discussions with Goldman Sachs regarding their pending applications and USOF’s own pending patent application. At this time, due in part to the requirements of 35 U.S.C. § 154(d) and the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents, USOF is unable to determine what the outcome from this matter will be.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USOF’s units have traded on the American Stock Exchange (“AMEX”) under the symbol “USO” since its initial public offering on April 10, 2006. The following table sets forth the range of reported high and low sales prices of the units as reported on AMEX for the period of April 10, 2006 through December 31, 2006

	High	Low
Fiscal year 2006
Second quarter (beginning April 10, 2006)	$73.23	$64.89
Third quarter	$74.60	$54.06
Fourth quarter	$56.90	$50.25

As of December 31, 2006, we had 27,995 holders of units.

Dividends

USOF has not made and does not intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USOF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USOF redeemed 350 baskets (comprising 13,500,000 units) during the period of April 10, 2006 to December 31, 2006.

Item 6.	Selected Financial Data.

Financial Highlights (for the period from April 10, 2006 to December 31, 2006)
(Dollar amounts in 000’s except for Loss per unit)

Total assets	$804,349
Net realized and unrealized loss on futures transactions, inclusive of commissions	$(138,926)
Net loss	$(126,349)
Weighted-average limited partnership units	7,018,797
Net loss per unit	$(15.52)
Net loss per weighted average unit	$(18.00)
Net cash flows	$712,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Forward-Looking Information

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure investors that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that we may make directly to them or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange. The investment objective of USOF is for changes in percentage terms of the units’ NAV on a daily basis to reflect the changes in percentage terms in the spot price of WTI light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the Benchmark Oil Futures Contract, also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically exhibited a close correlation with the spot price of WTI light, sweet crude oil.

At present, on any valuation day the Benchmark Oil Futures Contract is the near month futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange. “Near month contract” means the next contract traded on the New York Mercantile Exchange due to expire; “next month contract” means the first contract traded on the New York Mercantile Exchange due to expire after the near month contract.

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The General Partner of USOF, Victoria Bay Asset Management, LLC, which is registered as a commodity pool operator, is authorized by the LP Agreement to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for, and terminate commodities trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the American Stock Exchange typically closes at 4:15 p.m. New York time. USOF uses the New York Mercantile Exchange closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the New York Mercantile Exchange, but calculates or determines the value of all other USOF investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its Units on the American Stock Exchange under the ticker symbol “USO.” On that day USOF established its initial offering price at $67.39 per unit and issued 200,000 Units to the initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. USOF also commenced investment operations on that day by purchasing oil futures contracts traded on the New York Mercantile Exchange that are based on WTI light, sweet crude oil. The total market value of the crude oil futures contracts purchased on that day was $13,418,501 at the time of purchase. USOF established cash deposits equal to $13,478,000 at the time of the initial sale of Units. The ending NAV on the first day of operations was $67.93. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased.

Portfolio Expenses. USOF’s expenses consist of investment management fees and commissions. The investment advisory fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the investment advisory fee is 0.5%. For assets over $1 billion, the investment advisory fee is 0.2% on the incremental amount of assets. During the period from April 10, 2006 to December 31, 2006, the daily average total net assets of the USOF were approximately $400,799,633. At no time during 2006, did the total net assets of USOF exceed $1 billion. The investment advisory fee paid by USOF amounted to $1,460,448, which was calculated at the 0.50% rate and accrued daily.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, other oil interests, or Treasuries. During 2006, total commissions paid amounted to $478,713. Prior to the initial offering, USOF had estimated that the annual level of such commissions for USOF was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the actual figures for 2006 represents approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Expenses incurred from inception through December 31, 2006 in connection with organizing USOF and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USOF.

Interest Income. USOF seeks to invest its assets such that it holds crude oil futures contracts and other oil interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in cash deposits or in Treasuries. This includes both the amount on deposit with the futures brokerage firms as margin as well as unrestricted cash held with USOF’s custodian bank. The cash or Treasuries earn interest that accrues on a daily basis. For 2006, USOF earned $13,930,431 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.77%. USOF did not purchase Treasuries during 2006 and held all of its funds in cash or cash equivalents during this time period.

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

For the 30 valuation days ending December 31, 2006, the simple average daily change in the Benchmark Oil Futures Contract was -0.004%, while the simple average daily change in the NAV of USOF over the same time period was -0.021%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF units to the public on April 10, 2006, the simple average daily change in the Benchmark Oil Futures Contract was -0.131%, while the simple average daily change in the NAV of USOF over the same time period was- 0.138%. The average daily difference was 0.007% (or .7 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark contract, the average error in daily tracking by the NAV was 3%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its benchmark can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its benchmark. As a point of reference, USOF commenced operations on April 10, 2006 with the June 2006 crude oil contract as its Benchmark Oil Futures Contract. USOF ended 2006 with the February 2007 crude oil contract as its Benchmark Oil Futures Contract.

For the period April 10, 2006 through December 31, 2006, the actual total return of USOF as measured by changes in its NAV was -23.03%. This is based on initial NAV of $67.39 on April 10 and an ending NAV as of December 31 of $51.87 (during this time period USOF made no distributions to its unitholders). However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, USOF would have ended 2006 with an estimated NAV of $50.61, for a total return over the relevant time period of -24.90%. The difference between the actual NAV total return of USOF of -23.03% and the expected total return based on the Benchmark Oil Futures Contracts of -24.90 % was an error over the time period of +1.87%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that the majority of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the period USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

Of the various factors that could impact USOF’s ability to accurately track its benchmark, there are currently three factors that have, during the latest period, or are most likely to impact in the future, these tracking results.

The first major factor that could affect tracking results is if USOF buys or sells its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, if such transactions did occur, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In 2006, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

The second major factor that could affect tracking results is the interest that USOF earns on its cash and Treasury holdings. USOF is not required to distribute any portion of its income to its unit holders and did not make any distribution to unitholders in 2006. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its investment advisory fee and its brokerage commissions, USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During 2006, USOF earned on an annualized basis approximately 4.77% on its cash holdings. It also incurred cash expenses on an annualized basis of .5% for investment advisory fees and approximately .16% in brokerage commission costs related to the purchase and sale of futures contracts. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 4.1% affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short term yields drop to a level lower than the combined expenses of the investment advisory fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the benchmark crude oil futures contracts.

The third major factor affecting tracking results is if USOF holds oil related investments in its portfolios other than the current Benchmark Oil Futures Contract that fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the benchmark can result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During 2006 USOF did not hold any oil related investments other than the then current Benchmark Oil Futures Contract. However, there can be no assurance that in future quarters USOF will not make use of such non-benchmark oil related investments.

Crude oil market. During the period from April 10, 2006 to December 31, 2006, crude oil prices were impacted by several factors. On the consumption side demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about the possible negative impact of hurricanes in the U.S. Gulf Coast area and violence impacting production in Iraq and Nigeria. During the latter part of 2006, the oil producing portions of the Gulf Coast were not subject to a repeat of 2005’s disastrous storms. In addition, although the crude oil market’s concerns about geo-political issues regarding other key crude oil producing countries, such as Iran and Venezuela, remained, such concerns appear to have moderated at least in the short term. As a result of the foregoing, although crude oil prices trended initially higher from April 10 until mid-July 2006, over the course of rest of the third and fourth quarters prices fell sharply and showed periods of greater than usual volatility. Crude oil prices finished 2006 at lower levels than where they were in April 2006 when USOF commenced operations.

Term Structure of Crude Oil Futures Prices and the impact on total returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result in investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), than absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time the price of the barrel of crude oil will fluctuate up and down based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate up and down in reaction to a number of market factors. If investors seeks to maintain their holding in a near month contract position and not take delivery of the oil, every month they must sell their current near month as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of oil in the future would be less, the investor would be buying next month contracts for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time if backwardation remained constant the difference would continue to increase.

If the futures market is in contango, the investor would be buying next month contracts for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $50. Over time if contango remained constant the difference would continue to increase.

Historically the futures oil markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006, these markets have experienced contango. This has impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example an investment made in USOF units on April 10 and held to December 31, 2006 decreased, based upon the changes in the closing market prices for USOF units on those days, by 23.03%, while the spot price of crude oil for immediate delivery during the same period decreased 11.18% (note: this comparison ignores the potential costs associated with physically owning and storing crude oil). However, the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, or changes in the price of the Benchmark Contract. This period of contango did not meaningfully impact USOF’s investment objective of having percentage changes in its per unit price track percentage changes in the price of the Benchmark Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USOF’s units and the Benchmark Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Subsequent Events

On January 30, 2007, USOF had a follow-on public offering of its units declared effective by the U.S. Securities and Exchange Commission. The primary purpose of that filing was to register an additional 50,000,000 units for sale.  This offering was combined with the registration statement on Form S-1 dated October 18, 2006 and included several changes in language and procedure.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF's application of these policies involves judgments and actual results may differ from the estimates used. The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF's financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. While not currently applicable given the fact that during the time period covered by this report, USOF was not investing in futures contracts not traded on a United States futures exchange to the extent USOF makes such investments in the future, the values used by USOF for its forward contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

Liquidity and Capital Resources

USOF does not anticipate making use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from cash and/or short-term Treasuries that it intends to hold at all times. USOF’s liquidity needs include: redeeming units, providing margin deposits for its existing oil futures contracts or the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash. USOF has allocated substantially all of its nets assets to trading in oil interests. A significant portion of the NAV was held in cash that was used as margin for USOF's trading in oil interests. Cash or Treasuries as a percentage of the total net assets vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

USOF's investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During 2006, USOF was not forced to liquidate any of its positions as a result of daily limits; however, USOF cannot predict whether such an event may occur in the future. To date, all of USOF's and the General Partner's expenses have been funded by their affiliates. Neither USOF nor the General Partner have any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF's or the General Partner's expenses. If such affiliates were to discontinue the payment of these expenses and the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests, such as forwards, involves USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF's future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF is generally only subject to the risk of loss arising from the change in value of the contracts. USOF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF's commitments to purchase oil is limited to the gross face amount of the contacts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited. USOF's exposure to market risk depends on a number of factors including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has in utilizing its model to trade in oil interests in a manner intended to track the spot price of oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the New York Mercantile Exchange and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. During the period ended December 31, 2006, the only foreign exchange we made on investments of oil interests was the ICE Futures. There can be no assurance that any counterparty, clearinghouse, or their members or financial backers would satisfy their obligations to USOF in such circumstances. The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These commodity brokers are not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of December 31, 2006, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USOF requires liquidity to redeem Redemption Baskets. USOF has satisfied this obligation through the sale of its Treasuries or cash in an amount proportionate to the number of Units being redeemed.

Contractual Obligations

USOF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently .50% for an NAV of $1 billion or less, and thereafter .20% of the NAV above $1 billion. The General Partner or its affiliate has agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF with the SEC and the American Stock Exchange, respectively. However, certain costs of registering and listing additional shares of USOF with the SEC may be directly borne in the future by USOF, and not by the General Partner, if the General Partner determines that such costs are no longer part of the start-up costs of USOF and instead are part of the ordinary on-going costs of USOF.

The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with USOF's preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of USOF's marketing agent, ALPS Distributors, Inc. The General Partner is also in the process of negotiating a licensing agreement with the New York Mercantile Exchange under which certain licensing fees will be paid to the exchange by USOF.

In addition to the General Partner's management fee, USOF pays its brokerage fees, over-the-counter dealer spreads, fees to the Broker (or any other Futures Clearing Merchant that the General Partner may elect to use for execution or clearing of futures trades), and extraordinary expenses. The latter are expenses not in the ordinary course of its business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to the Broker or any other Futures Clearing Merchant are on a contract-by-contract, or round turn, basis.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF's NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF's existence. The parties may terminate these agreements earlier for certain reasons listed in the agreements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future USOF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil futures contracts or exchange-traded options on such futures, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the price of the crude oil spot, or forward crude oil prices, or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the WTI spot price, the price of Oil Futures Contract traded on New York Mercantile Exchange and the prices of other Oil Futures Contracts that may be invested in by USOF.

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty.

USOF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USOF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USOF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USOF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USOF, or the General Partner felt if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USOF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USOF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USOF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the period ended December 31, 2006, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm	62

Statements of Financial Condition at December 31, 2006 and 2005	63

Schedule of Investments at December 31, 2006	64

Statements of Operations for the period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005	65

Statements of Changes in Partners' Capital for the period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005	66

Statements of Cash Flows for the period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005	67

Notes to Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Oil Fund, LP (formerly New York Oil ETF, LP)

We have audited the accompanying statements of financial condition of United States Oil Fund, LP, (formerly New York Oil ETF, LP) (the “Fund”) as of December 31, 2006 and 2005, including the schedule of investments as of December 31, 2006, and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2006 and the period from inception (May 12, 2005) through December 31, 2005. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP (formerly New York Oil ETF, LP) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (May 12, 2005) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 15, 2007

United States Oil Fund, LP
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets
Cash and cash equivalents	$712,883,812	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	87,123,636	-
Unrealized loss on open commodity futures contracts	(34,383,000)	-
Receivable for units sold	36,080,896	-
Interest receivable	2,626,230	-
Other assets	17,000	-

Total assets	$804,348,574	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$332,736	$-
Commissions payable	44,386	-
Other liabilities	22,198	-

Total liabilities	399,320	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	803,949,254	980
Total Partners' Capital	803,949,254	1,000

Total liabilities and partners' capital	$804,348,574	$1,000

Limited Partners' units outstanding, December 31, 2006	15,500,000	-
Net asset value per unit (commencement of operations, April 10, 2006)	$67.39	$-
Net asset value per unit, December 31, 2006	$51.87	$-
Market value per unit, December 31, 2006	$51.60	$-

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments
December 31, 2006

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Future contracts, expires February 2007	13,171	$(34,383,000)	(4.28)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Assets Portfolio	$171,344,554	$171,344,554	21.31
AIM STIT- STIC Prime Portfolio	171,230,961	171,230,961	21.30
Goldman Sachs Financial Square Funds - Prime Obligations Fund	190,268,507	190,268,507	23.67
	$532,844,022	532,844,022	66.28

Cash	180,039,790	22.39
Total cash and cash equivalents	712,883,812	88.67

Cash on deposit with broker	87,123,636	10.84
Other assets in excess of liabilities	38,324,806	4.77
Total Partners' Capital	$803,949,254	100.00

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Operations
For the period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005

	2006	2005

Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(104,063,960)	$-
Change in unrealized losses on open positions	(34,383,000)	-
Interest income	13,930,431	-
Other income	129,000	-

Total loss	(124,387,529)	-

Expenses
General Partner management fees (Note 3)	1,460,448	-
Brokerage commissions	478,713	-
Other expenses	22,198	-

Total expenses	1,961,359	-

Net loss	$(126,348,888)	$-
Net loss per limited partnership unit	$(15.52)	$-
Net loss per weighted average limited partnership unit	$(18.00)	$-
Weighted average limited partnership units outstanding	7,018,797	-

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Changes in Partners' Capital
For the period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2005	20	980	1,000
Addition of 29,000,000 partnership units	-	1,740,249,722	1,740,249,722
Redemption of 13,500,000 partnership units	(20)	(809,952,560)	(809,952,580)
Net loss	-	(126,348,888)	(126,348,888)

Balances, at December 31, 2006	$-	$803,949,254	$803,949,254

Net Asset Value Per Unit
At December 31, 2005	$-
At April 10, 2006 (commencement of operations)	$67.39
At December 31, 2006	$51.87

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Cash Flows
Period from (April 10, 2006) commencement of operations to December 31, 2006 and the period from (May 12, 2005) inception to December 31, 2005

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(126,348,888)	$-
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in commodity futures trading account - cash	(87,123,636)	-
Increase in unrealized loss on futures contracts	34,383,000	-
Increase in interest receivable and other assets	(2,643,230)	-
Increase in management fees payable	332,736	-
Increase in commissions payable	44,386	-
Increase in other liabilities	22,198	-
Net cash used in operating activities	(181,333,434)	-

Cash Flows from Financing Activities:
Subscription of partnership units	1,704,168,826	1,000
Redemption of partnership units	(809,952,580)	-

Net cash provided by financing activities	894,216,246	1,000

Net Increase in Cash and Cash Equivalents	712,882,812	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$712,883,812	$1,000

See accompanying notes to financial statements.

United States Oil Fund, LP
(formerly New York Oil ETF, LP)
Notes to Financial Statements
December 31, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on its assets on deposit at the Broker at the 90-day Treasury bill rate less fifty basis points for deposits denominated in U.S. dollars.

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

Calculation of Net Asset Value

The Fund calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund uses the New York Mercantile Exchange closing price on that day for contracts held on the New York Mercantile Exchange.

Loss per Limited Partnership Unit

Net loss per limited partnership Unit is the difference between the net asset value per Unit at the beginning and end of each period. The weighted average number of limited partnership Units outstanding was computed for purposes of disclosing net loss per weighted average limited partnership Unit. The weighted average limited partnership Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units redeemed based on their respective time outstanding during such period. There were no Units held by the General Partner at December 31, 2006.

Cash Equivalents

As of December 31, 2006, cash and cash equivalents included money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GENERAL PARTNER MANAGEMENT FEE AND RELATED PARTY TRANSACTIONS

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly, based on average daily net assets that are equal to .50% per annum on average net assets of $1,000,000,000 or less and .20% per annum of average daily net assets that are greater than $1,000,000,000. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission, the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses, including the directors and officers’ liability insurance, of the independent directors.

For the period ended December 31, 2006, all of the Fund's offering and organizational expenses have been funded by an affiliate of the General Partner.  The Fund does not have any obligation or intention to reimburse such payments.  The Fund incurred offering and organizational costs in the amount of $1,571,318.

NOTE 4 - CONTRACTS AND AGREEMENTS

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts (collectively “derivatives”). The Fund is exposed to both market risk, which is the risk arising from changes in the market value of the contracts; and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the period April 10, 2006 (commencement of operations) to December 31, 2006 for the limited partners. This information has been derived from information presented in the financial statements.

April 10, 2006
(commencement of
operations) to
December 31, 2006

Per Unit Operating Performance:

Net asset value, beginning of period	$67.39
Total loss	(15.24)
Total expenses	(0.28)
Net decrease in net asset value	(15.52)
Net asset value, end of period	$51.87

Total Return	(23.03)%

Ratios to Average Net Assets (annualized)
Total loss	(42.59)%
Expenses excluding management fees	(0.17)%
Management fees	(0.50)%
Net loss	(43.26)%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions and withdrawals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

The Fund maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Fund’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of Victoria Bay Asset Management, LLC, USOF's General Partner, including its chief executive officer and the chief financial officer, who perform functions equivalent to those a principal executive officer and principal financial officer of USOF would perform if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure and control procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting.

Since USOF is not an accelerated filer or large accelerated filer, as such terms are defined in Rule 405 of the Securities Act of 1933, management of the General Partner is not required to, and has not, evaluated the effectiveness of USOF’s internal control over financial reporting as of December 31, 2006. Beginning with USOF’s annual report on Form 10-K filed for the year ending December 31, 2007, management of the General Partner will be required to make such an assessment.

Attestation Report of Registered Public Accounting Firm.

Not applicable.

Change in Internal Control Over Financial Reporting.

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect USOF’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Messrs. Gerber and Mah also serve as executive officers of the General Partner. USOF has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber will act as a portfolio manager for USOF. He registered with the NFA as a Principal of the General Partner in November 2005, and as an Associated Person of the General Partner in December 2005. Currently, Mr. Gerber manages USNG. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Since 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that currently has approximately $800 million in assets. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Prior to managing Ameristock Mutual Fund Inc., Mr. Gerber served as a portfolio manager with Bank of America Capital Management. While there he was responsible for the daily stewardship of four funds with a combined value in excess of $240 million. At Bank of America Capital Management, Mr. Gerber worked extensively in the development and managing of mutual funds and institutional accounts that were designed to track assorted equity market indices such as the Standard & Poor’s 500 and the Standard & Poor’s Midcap 400. Before joining Bank of America, he was managing director and founder of the Marc Stevens Futures Index Fund, a fund that combined the use of commodity futures with equity stock index futures. The futures index fund was a commodity pool and Mr. Gerber was the CPO. It was ultimately purchased by Newport Commodities. Mr. Gerber’s two decades of experience in institutional investment include a period of employment as a floor trader on the New York Futures Exchange. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 44 years old.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. In these roles, Mr. Mah is involved in the management of both USOF and USNG. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He has been the Compliance Officer of Ameristock Corporation since 2001; a tax & finance consultant in private practice since 1995, Secretary of Ameristock Mutual Fund since 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 42 years old.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. As Treasurer of the General Partner, Mr. Ngim is involved in the management of both USOF and USNG. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been the Managing Director of Ameristock Corporation since 1999. He was the co-portfolio manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and a Benefits Consultant with PriceWaterhouseCoopers from 1994 to 1999. Mr. Ngim is 46 years old.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. As a Management Director of the General Partner, Mr. Nguyen is involved on the management of both USOF and USNG. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since 2000. He was Co-Portfolio Manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and Institutional Specialist with Charles Schwab & Company Inc. from 1995 to 1999. Mr. Nguyen is 47 years old.

The following individuals provide significant services to USOF but are employed by the entities noted below.

John Love acts as the Operations Manager and is employed by Ameristock. Mr. Love has served as the operations manager of Ameristock Corporation since 2002, where he is responsible for marketing the Ameristock Mutual Fund. From April 2001 to September 2002, Mr. Love was the project manager for TouchVision Interactive where he provided leadership to project teams while assisting with business and process development. From January 1996 to November 2000, Mr. Love was the managing director of Jamison/Gold (Keane Inc.) where he provided leadership to all departments including operations, production, technology, sales, marketing, administration, recruiting, and finance. From December 2000 to February 2001, Mr. Love was employed by Digital Boardwalk Inc. Mr. Love’s experience also includes leading a group of multimedia producers who controlled web and kiosk projects from pre-contract to deployment. He holds a BFA in cinema-television from the University of Southern California. Mr. Love does not have any experience operating a commodity pool. Mr. Love is 35 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Director of Portfolio Research and is employed by the General Partner. He registered with the NFA as an Associated Person of the General Partner in December 2005, and as a Principal of the General Partner in January 2006. In April 2006, Mr. Hyland became the Portfolio Manager and Director of Portfolio Research for USOF. As part of his responsibilities for USOF, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USOF’s activities with its futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse.  From July 2001 to January 2002, Mr. Hyland was the Director of Global Property Securities Research for Roulac International, where he worked on the development of a hedge fund focused on global real estate stocks. From 1996 through 2001, Mr. Hyland was the Director of Securities Research and Portfolio Manager for the capital markets division of CB Richard Ellis, a global commercial real estate services firm. His division provided portfolio management of equities as an advisor or sub-advisor for mutual funds and separate accounts focused on real estate investment trusts. In addition, his group conducted research in the area of structured commercial real estate debt (including Commercial Mortgage-Back Securities, or “CMBS”), and lead the creation of one of the earliest re-securitizations of multiple CMBS pool tranches into a Collateralized Debt Obligation (“CDO”) vehicle. In the ten years prior to working at CB Richard Ellis, Mr. Hyland had worked as a portfolio manager or financial representative for several other investment firms and mutual funds. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. From 1993 until 2003, Mr. Hyland was on the Board of Directors of the Security Analysts of San Francisco (“SASF”), a not-for-profit organization of investment management professionals. He served as the president of the SASF from 2001-2002. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts (NAPIA), a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for the National Association of Securities Dealers (“NASD”), as part of their dispute resolution program. He is a graduate of the University of California, Berkeley and received a BA in political science/international relations in 1982. Mr. Hyland is 47 years old.

Kathryn D. Rooney acts as a Marketing Manager and is employed by Ameristock and ALPS. Her primary responsibilities include soliciting orders, customers and customer funds. Currently, Ms. Rooney is the Director of Business Development for Ameristock Mutual Fund. She has held this position since September of 2003. Prior to working for Ameristock Mutual Fund, Ms. Rooney was the Regional Director for Accessor Capital Management from November of 2002 to September of 2003. Before working at Accessor Capital Management, Ms. Rooney worked at ALPS Mutual Fund Services, Inc. as a National Sales Director. She held this position from May of 1999 through November of 2002. Before working at ALPS Mutual Fund Services, Inc., Ms. Rooney worked as a Trust Officer for Fifth Third Bank from June of 1994 through May of 1999. Ms. Rooney is 34 years old.

The following individuals serve as independent directors of the General Partner:

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005. Mr. Robinson has been employed with the Hoover Institution since 1993. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson spent six years in the White House, serving from 1982 to 1983 as chief speechwriter to Vice President George Bush and from 1983 to 1988 as special assistant and speechwriter to President Ronald Reagan. After the White House, Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson then spent a year in New York City with Fox Television. He spent a second year in Washington, D.C., with the Securities and Exchange Commission, where he served as the director of the Office of Public Affairs, Policy Evaluation, and Research. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring , and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 48 years old.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005. Mr. Ellis has been Chairman of International Absorbents, Inc. since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 59 years old.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005.  Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since 1997. Since 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Prior to forming Berkshire Capital Holdings, Inc., Mr. Fobes was employed by various technology-related companies, including Adobe Systems, Inc., a leading provider of digital publishing and imaging software technologies. Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 42 years old.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USOF: Melinda Gerber, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, and John Hyland. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. Neither the General Partner, nor the principals own or have any other beneficial interest in USOF. Nicholas Gerber and John Hyland make trading and investment decisions for USOF. Nicholas Gerber, John Love, and John Hyland execute trades on behalf of USOF. In addition, Nicholas Gerber, John Love, John Hyland and Kathryn Rooney are registered with the CFTC as Associated Persons of the General Partner and are members of the NFA.

Audit Committee

The General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USOF’s website. Mr. Fobes and Mr. Ellis meet the financial sophistication requirements of the American Stock Exchange and the audit committee charter and the Board has determined that each is considered to be an “Audit Committee Financial Expert” as defined by the federal securities laws.

Other Committees

Since the individuals who perform work on behalf of USOF are not compensated by USOF, but instead by the General Partner, Ameristock or ALPS, USOF does not have a Compensation Committee. Similarly, since the Directors noted above serve on the Board of Directors of the General Partner, USOF does not have a Nominating Committee.

Code of Ethics

USOF has not adopted a Code of Ethics that would apply to its principal executive, financial and accounting officers since USOF is managed by the General Partner, and the individuals who perform the duties of principal executive, principal financial and principal accounting officers are employed and compensated by the General Partner. We may adopt such policies in the future and, to the extent we do, we will announce such policies by the filing of a Form 8-K that would include the text of the Code of Ethics and will include the Code of Ethics on our website.

Item 11.	Executive Compensation.

Compensation to the General Partner and Other Compensation.

USOF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USOF and other entities controlled by the General Partner. USOF does not reimburse the General Partner, nor does it set the amount or form of any portion of the compensation paid to the executive officers by the General Partner. USOF pays fees to the General Partner pursuant to the LP Agreement under which the fund is obligated to pay the General Partner an annualized fee of 0.50% of average daily net assets of the fund for the first $1,000,000,000 and 0.20% of average daily net assets of the fund for amounts above $1,000,000,000. For 2006 USOF paid the General Partner aggregate fees of $1,460,448.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2006, by the Directors of the General Partner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation (1)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$0	NA	NA	NA	$0	$17,500	$17,500
Gordon L. Ellis	$0	NA	NA	NA	$0	$17,500	$17,500
Malcolm R. Fobes III	$0	NA	NA	NA	$0	$17,500	$17,500

(1) Payments made under this column represent cash payments made in lieu of directors’ and officers’ insurance coverage. Such payments were made only to the Independent Directors of the General Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of the General Partner, nor the employees of USOF own any units of USOF. In addition, USOF is not aware of any 5% holder of its units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

USOF has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner that have not been disclosed herein. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USOF with directors or executive officers of the General Partner or holders of beneficial interests in the General Partner or USOF of more than 5%, will be subject to the provisions regarding "Resolutions of Conflicts of Interest; Standard of Care" as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the Audit Committee of the General Partner.

Item 14.	Principal Accounting Fees and Services.

During the year ended December 31, 2006, the General Partner made the following payments to its independent auditors:

	2006	2005
Audit fees	$109,000	$-
Audit-related fees	50,000	-
Tax fees	-	-
All other fees	-	-
	$159,000	$-

Audit Fees consist of fees paid to Eisner LLP and Spicer Jeffries LLP for (i) the audit of USOF’s annual financial statements included in the Annual Report on Form 10-K, review of financial statements included in the Quarterly Reports on Form 10-Q and filed on its current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of audit or review of USOF’s financial statements and are not reported under Audit Fees.  This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments and consultations concerning financial accounting and reporting standards. The Audit Committee and Board of Directors of the General Partner approved all of these services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

1.	See Index to Financial Statements on page 61.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*****	Form of the Third Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

10.1***	Form of Initial Authorized Purchaser Agreement.

10.2****	Marketing Agent Agreement.

10.3***	Custodian Agreement.

10.4***	Administrative Agency Agreement.

23.1*	Consent of Spicer Jeffries LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*         Filed Herewith
**       Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333- 124950) filed on May 16, 2005.
***     Incorporated by reference to Registrant's Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333- 124950) filed on March 13, 2006.
****   Incorporated by reference to Registrant's Pre-Effective Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333- 124950) filed on April 6, 2006.
***** Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333- 140117) filed on January 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2007.

United States Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
/S/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer of Victoria Bay Asset Management, LLC (Principal executive officer)
DateDate: March 26, 2007

/S/ Howard Mah
Howard Mah
Chief Financial Officer of Victoria Bay Asset Management, LLC (Principal financial and accounting officer)
DateDate: March 26, 2007

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ Peter M. Robinson	Independent Director	March 29, 2007
Peter M. Robinson

/S/ Gordon L. Ellis	Independent Director	March 29, 2007
Gordon L. Ellis

/S/ Malcolm R. Fobes III	Independent Director	March 29, 2007
Malcolm R. Fobes III