Form 10-Q
period 2007-03-31
United States Oil Fund, LP
filed 2007-05-15
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

United States Oil Fund, LP
Statements of Financial Condition
March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$829,357,802	$712,883,812
Equity in UBS Securities LLC trading accounts:
Cash	112,254,100	87,123,636
Unrealized gain (loss) on open commodity futures contracts	61,523,560	(34,383,000)
Receivable for units sold	36,771,071	36,080,896
Interest receivable	3,177,995	2,626,230
Other assets	314,874	17,000

Total assets	$1,043,399,402	$804,348,574

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$347,472	$332,736
Payable for units redeemed	57,304,324	-
Commissions payable	52,236	44,386
Other liabilities	132,122	22,198

Total liabilities	57,836,154	399,320

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	985,563,248	803,949,254
Total Partners' Capital	985,563,248	803,949,254

Total liabilities and partners' capital	$1,043,399,402	$804,348,574

Limited Partners' units outstanding	18,400,000	15,500,000
Net asset value per unit	$53.56	$51.87
Market value per unit	$53.35	$51.60

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments (Unaudited)
March 31, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Futures contracts, expires May 2007	14,961	$61,523,560	6.24

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Assets Portfolio	$204,127,050	$204,127,050	20.71
AIM STIT- STIC Prime Portfolio	204,013,530	204,013,530	20.70
Goldman Sachs Financial Square Funds - Prime Obligations Fund	224,279,519	224,279,519	22.76
	$632,420,099	632,420,099	64.17

Cash	196,937,703	19.98
Total cash and cash equivalents	829,357,802	84.15

Cash on deposit with broker	112,254,100	11.39
Liabilities, less receivables and other assets	(17,572,214)	(1.78)
Total Partners' Capital	$985,563,248	100.00

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Operations (Unaudited)
For the three months ended March 31, 2007 and March 31, 2006

	Three months ended
	March 31, 2007	March 31, 2006

Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(11,189,500)	$-
Change in unrealized gains on open positions	95,906,560	-
Interest income	11,928,573	-
Other income	79,000	-

Total income	96,724,633	-

Expenses
General Partner management fees (Note 3)	1,144,115	-
Brokerage commissions	420,212	-
Other expenses	196,215	-

Total expenses	1,760,542	-

Net income	$94,964,091	$-
Net income per limited partnership unit	$1.69	$-
Net income per weighted average limited partnership unit	$4.71	$-
Weighted average limited partnership units outstanding	20,164,045	-

See accompanying notes to financial statements.

United States Oil Fund, LP
Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2007

	General Partner	Limited Partners	Total

Balances, at December 31, 2006	$-	$803,949,254	$803,949,254
Addition of 25,300,000 partnership units	-	1,193,135,260	1,193,135,260
Redemption of 22,400,000 partnership units	-	(1,106,485,357)	(1,106,485,357)
Net income	-	94,964,091	94,964,091

Balances, at March 31, 2007	$-	$985,563,248	$985,563,248

Net Asset Value Per Unit
At April 10, 2006 (commencement of operations)	$67.39
At December 31, 2006	$51.87
At March 31, 2007	$53.56

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2007 and March 31, 2006
	Three months ended
	March 31, 2007	March 31, 2006

Cash Flows from Operating Activities:
Net income	$94,964,091	$-
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(25,130,464)	-
Unrealized gain on futures contracts	(95,906,560)	-
Increase in interest receivable and other assets	(849,639)	-
Increase in management fees payable	14,736	-
Increase in commissions payable	7,850	-
Increase in other liabilities	109,924	-
Net cash used in operating activities	(26,790,062)	-

Cash Flows from Financing Activities:
Subscription of partnership units	1,192,445,085	-
Redemption of partnership units	(1,049,181,033)	-

Net cash provided by financing activities	143,264,052	-

Net Increase in Cash and Cash Equivalents	116,473,990	-

Cash and Cash Equivalents, beginning of period	712,883,812	1,000
Cash and Cash Equivalents, end of period	$829,357,802	$1,000

See accompanying notes to financial statements.

United States Oil Fund, LP
Notes to Financial Statements
March 31, 2007 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (the “Fund” or "USOF") is organized as a limited partnership under the laws of the state of Delaware. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”). The investment objective of the Fund is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of West Texas Intermediate ("WTI") light, sweet crude oil, less the Fund’s expenses. The Fund will accomplish its objectives through investments in futures contracts for WTI light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the "NYMEX"), ICE Futures and other U.S. and foreign exchanges (“Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. As of March 31, 2007, USOF held 14,661 Oil Futures Contracts traded on the NYMEX and 300 Oil Futures Contracts traded on the ICE Futures.

Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The Fund commenced operations on April 10, 2006. The General Partner is a member of the National Futures Association (“NFA”) and became a commodity pool operator effective December 1, 2005. The Fund has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC is also the general partner of United States Natural Gas Fund, LP ("USNG") which listed its Units on the AMEX under the ticker symbol "UNG" on April 18, 2007.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Fund Unit. In addition, authorized purchasers pay the Fund a $1,000 fee for the creation of each Creation Basket.

In April 2006, the Fund initially registered 17,000,000 Units on Form S-1 with the SEC. On April 10, 2006, the Fund listed its Units on the AMEX under the ticker symbol “USO”. On that day, the Fund established its initial net asset value by setting the price at $67.39 per Unit and issued 200,000 Units in exchange for $13,478,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of the Fund's initial registration statement filed on Form S-1. Units can also be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of the Fund but rather at market prices quoted on the stock exchange. To date the Fund has registered a total of 97,000,000 Units. The Fund also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on its assets denominated in U.S. dollars on deposit at the Broker at the 90-day Treasury bill rate less fifty basis points.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Fund is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Redemptions

Authorized purchasers may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

The Fund calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund uses the NYMEX closing price on that day to determine the value of contracts held on the NYMEX.

Net Income/(Loss) per Limited Partnership Unit

Net income/(loss) per Unit is the difference between the net asset value per Unit at the beginning of each period and at the end of each period. The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at the end of the period, adjusted proportionately for Units redeemed based on the amount of time the Units were outstanding during such period. There were no Units held by the General Partner at March 31, 2007.

Offering Costs

Offering costs incurred in connection with the registration of additional Units after the initial registration of Units will be borne by the Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

As of March 31, 2007, cash and cash equivalents included money market portfolios and overnight time deposits with original maturity dates of three months or less.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly, based on average daily net assets that are equal to 0.50% per annum on average net assets of $1,000,000,000 or less and 0.20% per annum of average daily net assets that are greater than $1,000,000,000.

Ongoing Registration Fees

The Fund pays all costs and expenses associated with the ongoing registration of Units. These costs and expenses include but are not limited to registration fees paid to the SEC, the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of Units, and all legal, accounting, printing, and other expenses associated therewith. For the period ending March 31, 2007, the Fund has incurred $369,059 in ongoing registration fees as stated above.

Director's Fees

The Fund is responsible for paying the fees and expenses of the independent directors who are also audit committee members. These fees for calendar year 2007 are estimated to be $184,000, this includes a fee of $35,000 per independent director in lieu of directors and officers liability insurance.

Licensing Fees

As discussed in Note 4, the Fund anticipates finalizing the licensing agreement with the NYMEX. Pursuant to the agreement, the Fund will pay a licensing fee of 0.04% on the Fund's assets up to $1,000,000,000 and 0.02% on assets in excess of this amount. For the period ending March 31, 2007, the Fund has accrued $132,122 under this arrangement.

Other Expenses and Fees

In addition to the above, the Fund will pay all brokerage fees, taxes and other expenses in connection with the operation of the Fund excluding costs and expenses to be paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement dated March 13, 2006 with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on Fund assets from $0 - $500 million; 0.04% on Fund assets from $500 million - $4 billion; and 0.03% on Fund assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; and the printing and production of various marketing materials.

The Fund is also party to a custodian agreement dated March 13, 2006, with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Fund. The General Partner pays the fees of the custodian, which shall be agreed to from time to time between the parties. In addition, the Fund is party to an administrative agency agreement dated March 13, 2006, also with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for the Fund. The General Partner also pays the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays Brown Brothers for its services in the foregoing capacity the greater of a minimum amount of $250,000 annually or an asset charge of (a) 0.06% for the first $500 million of the Fund's net assets, (b) 0.0465% for the Fund's net assets greater than $500 million but less than $1 billion, and (c) 0.035% of the Fund's net assets that exceed $1 billion. The General Partner also pays a $50,000 annual fee for the transfer agency services and transaction fees ranging from  $7.00 to $15.00 per transaction.

The Fund invests primarily in Oil Futures Contracts traded on the NYMEX. The Fund and the NYMEX are discussing entering into and are in the process of finalizing a License Agreement whereby the Fund will be granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the proposed License Agreement, the NYMEX would receive an asset-based fee for the license, which will be paid by the Fund.

The Fund expressly disclaims any association with the NYMEX or endorsement of the Fund by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

The Fund has entered into a brokerage agreement with UBS Securities LLC, formerly ABN AMRO Incorporated, the futures commission merchant (the "Broker"). The agreement provides that the Broker charge the Fund commissions of approximately $7 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund engages in the speculative trading of futures contracts and options on futures contracts (collectively “derivatives”). The Fund is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts requires margin deposits with a futures commission merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy of reviewing the credit standing of each broker or counterparty with which it conducts business.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the three months ended March 31, 2007 and March 31, 2006 for the limited partners. This information has been derived from information presented in the financial statements.

	For the three months ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$51.87	$-
Total income	1.78	-
Total expenses	(0.09)	-
Net increase in net asset value	1.69	-
Net asset value, end of period	$53.56	$-

Total Return	3.26%	-%

Ratios to Average Net Assets (annualized)
Total income	40.41%	-%
Expenses excluding management fees	(0.26)%	-%
Management fees	(0.48)%	-%
Net income	39.67%	-%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 18, 2007, the General Partner pays Brown Brothers for its Custody, Fund Accounting and Fund Administration services the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF and USNG's combined net assets, (b) 0.0465% for USOF and USNG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF and USNG's combined net assets in excess of $1 billion.

On April 18, 2007, USOF's current registration statement was amended by Form S-3 to allow incorporation by reference of USOF's past and future SEC reports on Form 10-K, Form 10-Q and Form 8-K into its prospectus.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of United States Oil Fund, LP ("USOF") included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause USOF’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USOF's future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USOF cannot assure investors that the projections included in these forward-looking statements will come to pass. USOF's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USOF has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USOF assumes no obligation to update any such forward-looking statements. Although USOF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USOF may make directly to them or through reports that USOF in the future files with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve known and unknown risks and uncertainties that may cause USOF's actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The investment objective of USOF is for changes in percentage terms of the units’ net asset value ("NAV") on a daily basis to reflect the changes in percentage terms in the spot price of West Texas Intermediate ("WTI") light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract ("Benchmark Oil Futures Contract"), also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically exhibited a close correlation with the spot price of WTI light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

At present, on any valuation day the Benchmark Oil Futures Contract is the near month futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the "NYMEX") unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for WTI light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The General Partner of USOF, Victoria Bay Asset Management, LLC (the "General Partner"), which is registered as a commodity pool operator, is authorized by the Third Amended and Restated Agreement of Limited Partnership (the "LP Agreement") to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for, and terminate commodities trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange  (the "NYSE") or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day USOF established its initial offering price at $67.39 per Unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash. As of March 31, 2007, the total unrealized gain on the crude oil futures contracts owned or held on that day was $61,523,560 and USOF established cash deposits were equal to $112,254,100. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased. The ending per Unit NAV on March 31, 2007 was $53.56.

Since its initial offering of 17,000,000 units, USOF has had two follow up offerings of its units, 30,000,000 units which were registered with the SEC on October 18, 2006 and an additional 50,000,000 units which were registered with the SEC on January 30, 2007. Units offered by USOF following its initial offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of April 26, 2007, USOF had issued 60,100,000 units, of which 18,200,000 were outstanding.

More units were issued than are outstanding due to the redemption of units as contemplated and permitted by USOF under the LP Agreement. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USOF cannot be resold by USOF without registration of their offering with the SEC.

As a result, USOF anticipates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

Portfolio Expenses. USOF’s expenses consist of its management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors. The fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the investment advisory fee is 0.5%. For assets over $1 billion, the investment advisory fee is 0.2% on the incremental amount of assets. During the period from January 1, 2007 to March 31, 2007, the daily average total net assets of USOF were $970,772,068. During the period from January 1, 2007 to March 31, 2007 the total net assets of USOF did exceed $1 billion on a number of days. The investment advisory fee paid by USOF amounted to $1,144,115, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on total net assets over $1 billion, and accrued daily. The management expenses as a percentage of total net assets averaged 0.48% over the course of the quarter.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the National Association of Securities Dealers, or any other regulatory agency in connection with follow on offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses, including for directors and officers' liability insurance, of the independent directors. For the three month period ended March 31, 2007, the Fund has incurred $369,059 in ongoing registration fees. In addition, the Fund agreed to pay the independent directors $184,000 to cover their expenses and pay for their services for 2007.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, other oil interests, or short-term obligations of the United States of two years or less ("Treasuries"). During the period from January 1, 2007 to March 31, 2007, total commissions paid to brokers amounted to $420,212. Prior to the initial offering, USOF had estimated that the annual level of such commissions for USOF was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figures for the first quarter of 2007 represent approximately 0.18% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in cash deposits or in Treasuries. This includes both the amount on deposit with the futures commission merchant as margin as well as unrestricted cash held with USOF’s custodian bank. The cash or Treasuries earn interest that accrues on a daily basis. For the period from January 1, 2007 through March 31, 2007, USOF earned $11,928,573 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.98%. USOF did not purchase Treasuries during the period from January 1, 2007 through March 31, 2007 and held all of its funds in cash or cash equivalents during this time period.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

For the 30 valuation days ended March 31, 2007, the simple average daily change in the Benchmark Oil Futures Contract was 0.331%, while the simple average daily change in the NAV of USOF over the same time period was 0.348%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF units to the public on April 10, 2006 to March 31, 2007, the simple average daily change in the Benchmark Oil Futures Contract was -0.0880%, while the simple average daily change in the NAV of USOF over the same time period was -0.0785%. The average daily difference was 0.0095% (or -0.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its benchmark can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its benchmark.

For the period January 1, 2007 through March 31, 2007, the actual total return of USOF as measured by changes in its NAV was 3.26%. This is based on an initial NAV of $51.87 on January 1, 2007 and an ending NAV as of March 31, 2007 of $53.56 (during this time period USOF made no distributions to its unitholders). However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, USOF would have ended the first quarter of 2007 with an estimated NAV of $53.01, for a total return over the relevant time period of 2.2%. The difference between the actual NAV total return of USOF of 3.26% and the expected total return based on the Benchmark Oil Futures Contracts of 2.2% was an error over the time period of +1.06%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the period USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

Of the various factors that could impact USOF’s ability to accurately track its benchmark, there are currently three factors that have, during the latest period, or are most likely to impact in the future, these tracking results.

The first major factor that could affect tracking results is if USOF buys or sells its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, if such transactions did occur, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In the first quarter of 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

The second major factor that could affect tracking results is the interest that USOF earns on its cash and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in the first quarter of 2007. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its investment advisory fee, brokerage commissions and other expenses (inlcuding ongoing registration fees, licensing fees and the fees and expenses of the independent directors), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During the first quarter of 2007, USOF earned on an annualized basis approximately 4.98% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.48% for investment advisory fees and approximately 0.18% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.08% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 4.24% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short term yields drop to a level lower than the combined expenses of the investment advisory fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

The third major factor affecting tracking results is if USOF holds oil related investments in its portfolios other than the current Benchmark Oil Futures Contract that fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the benchmark can result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the first quarter of 2007, USOF did not hold any oil related investments other than the then current Benchmark Oil Futures Contract. However, there can be no assurance that in future quarters USOF will not make use of such non-benchmark oil related investments.

Crude Oil Market. During the period from January 1, 2007 to March 31, 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. In addition, a series of production cuts by members of the Organization of Oil Exporting Countries have tightened world oil markets. Though the crude oil market’s concerns about tensions with key crude oil producing countries, such as Iran and Venezuela, remained, such concerns appear to have moderated somewhat, at least in the short term. As a result of the foregoing, crude oil prices fell sharply during early and mid January 2007 and showed periods of greater volatility than usual. However, over the balance of the first quarter, crude oil prices gained back in price and finished the quarter higher than where they started.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $50. Over time, if contango remained constant, the difference would continue to increase.

Historically, the futures oil markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006 and the early part of 2007, these markets have experienced contango. This has impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units on December 31, 2006 and held to March 31, 2007, increased, based upon the changes in the closing market prices for USOF units on those days, by 3.26%, while the spot price of crude oil for immediate delivery during the same period increased 7.90% (note: this comparison ignores the potential costs associated with physically owning and storing crude oil). However, the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, or changes in the price of the Benchmark Oil Futures Contract. This period of contango did not meaningfully impact USOF’s investment objective of having percentage changes in its per unit price track percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Subsequent Events

Effective April 18, 2007, the General Partner pays Brown Brothers Harriman & Co. for its Custody, Fund Accounting and Fund Administration services the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF and USNG's combined net assets, (b) 0.0465% for USOF and USNG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF and USNG's combined net assets in excess of $1 billion.

On April 18, 2007, USOF's current registration statement was amended by Form S-3 to allow incorporation by reference of USOF's past and future SEC reports on Form 10-K, Form 10-Q and Form 8-K into its prospectus.

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

USOF's investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. Through March 31, 2007, USOF was not forced to liquidate any of its positions as a result of daily limits, however, USOF cannot predict whether such an event may occur in the future. Through December 31, 2006, all of USOF's and the General Partner's expenses have been funded by their affiliates. Neither USOF nor the General Partner have any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF's or the General Partner's expenses. Currently, the General Partner is solely responsible for paying its and USOF's expenses. If (1) it were unable to pay such expenses, (2) such affiliates were to discontinue the payment of these expenses and (3) the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests, such as forwards, involves USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF's future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF is generally only subject to the risk of loss arising from the change in value of the contracts. USOF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF's commitments to purchase oil is limited to the gross face amount of the contacts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited. USOF's exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has in utilizing its model to trade in oil interests in a manner intended to track the spot price of oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. During the first quarter of 2007, the only foreign exchange USOF made on investments of oil interests was the ICE Futures. There can be no assurance that any counterparty, clearinghouse, or their members or financial backers would satisfy their obligations to USOF in such circumstances. The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF's commodity broker (the "Broker"), or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by U.S. Commodities Futures Trading Commission (the "CFTC") regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These commodity brokers are not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of March 31, 2007, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services that are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USOF requires liquidity to redeem Redemption Baskets. USOF has to date satisfied this obligation by paying from the cash or cash equivalents it holds in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USOF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently 0.50% for an NAV of $1 billion or less, and thereafter 0.20% of the NAV above $1 billion. The General Partner or its affiliate agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF and its Units with the SEC and the AMEX, respectively. However, the costs of registering and listing additional shares of USOF with the SEC are directly borne on an ongoing basis by USOF, and not by the General Partner.

The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with USOF's preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of USOF's marketing agent, ALPS Distributors, Inc. The General Partner is also in the process of negotiating a licensing agreement with the NYMEX under which certain licensing fees will be paid to the exchange by USOF.

In addition to the General Partner's management fee, USOF pays its brokerage fees, over-the-counter dealer spreads, fees to the Broker (or any other Futures Clearing Merchant that the General Partner may elect to use for execution or clearing of futures trades), and extraordinary expenses. The latter are expenses not in the ordinary course of its business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Other expenses not in the ordinary course of business include brokerage fees, licensing fees for intellectual property used by USOF and the fees and costs associated with the offering of USOF's Units. Commission payments to the Broker or any other Futures Clearing Merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors.

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

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the price of the crude oil spot, or forward crude oil prices, or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the WTI spot price, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts that may be invested in by USOF.

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

During the three months ended March 31, 2007, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

USOF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USOF’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those a principle executive officer and principal financial officer of USOF would perform if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting.

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USOF’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 5.	Other Information

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodities Exchange Act, each month USOF publishes an account statement for its unitholders, which includes a statement of income (loss) and a statement of changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USOF’s website at www.unitedstatesoilfund.com.

Item 6.	Exhibits

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
DateDate: May 15, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: May 15, 2007