Form 10-Q
period 2007-06-30
United States Oil Fund, LP
filed 2007-08-09
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Index to Financial Statements

Documents	Page
Statements of Financial Condition at June 30, 2007 (Unaudited) and December 31, 2006	2

Schedule of Investments at June 30, 2007 (Unaudited)	3

Statements of Operations for the three and six months ended June 30, 2007 and the period from April 10, 2006 (commencement of operations) to June 30, 2006 (Unaudited)	4

Statement of Changes in Partners' Capital for the six months ended June 30, 2007 (Unaudited)	5

Statements of Cash Flows for the six months ended June 30, 2007 and the period from April 10, 2006 (commencement of operations) to June 30, 2006 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

United States Oil Fund, LP
Statements of Financial Condition
At June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$596,376,544	$712,883,812
Equity in UBS Securities LLC trading accounts:
Cash	125,622,690	87,123,636
Unrealized gain (loss) on open commodity futures contracts	35,602,190	(34,383,000)
Receivable for units sold	-	36,080,896
Interest receivable	2,013,077	2,626,230
Other assets	150,875	17,000

Total assets	$759,765,376	$804,348,574

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$359,977	$332,736
Payable for units redeemed	83,643,019	-
Brokerage commissions payable	44,886	44,386
Independent Directors' fees and expenses payable	69,212	-
NYMEX license fee payable	251,525	22,198

Total liabilities	84,368,619	399,320

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	675,396,757	803,949,254
Total Partners' Capital	675,396,757	803,949,254

Total liabilities and partners' capital	$759,765,376	$804,348,574

Limited Partners' units outstanding	12,700,000	15,500,000
Net asset value per unit	$53.18	$51.87
Market value per unit	$53.00	$51.60

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments (Unaudited)
At June 30, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Foreign Contracts
Crude Oil Futures contracts, expires August 2007	300	$1,107,000	0.16

United States Contracts
Crude Oil Futures contracts, expires August 2007	9,255	$34,495,190	5.11

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Assets Portfolio	$36,705,490	$36,705,490	5.43
AIM STIT- STIC Prime Portfolio	36,591,546	36,591,546	5.42
Goldman Sachs Financial Square Funds - Prime Obligations Fund	46,683,721	46,683,721	6.91
	$119,980,757	119,980,757	17.76

Cash	476,395,787	70.54
Total cash and cash equivalents	596,376,544	88.30

Cash on deposit with broker	125,622,690	18.60
Liabilities, less receivables and other assets	(82,204,667)	(12.17)
Total Partners' Capital	$675,396,757	100.00

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Operations (Unaudited)
For the three and six months ended June 30, 2007
and the period from April 10, 2006 (commencement of operations) to June 30, 2006
			Period from
	Three months ended	Six months ended	April 10, 2006 to
	June 30, 2007	June 30, 2007	June 30, 2006
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$12,440,610	$1,251,110	$(11,408,150)
Change in unrealized gains (losses) on commodity futures contracts	(25,921,370)	69,985,190	7,457,480
Interest income	11,059,875	22,988,448	1,883,807
Other income	79,000	158,000	41,000

Total income (loss)	(2,341,885)	94,382,748	(2,025,863)

Expenses
General Partner management fees (Note 3)	1,141,298	2,285,413	219,023
Brokerage commissions	335,929	756,141	70,300
Other expenses	611,927	808,142	-

Total expenses	2,089,154	3,849,696	289,323

Net income (loss)	$(4,431,039)	$90,533,052	$(2,315,186)
Net income (loss) per limited partnership unit	$(0.38)	$1.31	$2.43
Net income (loss) per weighted average limited partnership unit	$(0.24)	$4.73	$(0.79)
Weighted average limited partnership units outstanding	18,132,222	19,136,111	2,928,049

See accompanying notes to financial statements.

United States Oil Fund, LP
Statement of Changes in Partners' Capital (Unaudited)
For the six months ended June 30, 2007

	General Partner	Limited Partners	Total

Balances, at December 31, 2006	$-	$803,949,254	$803,949,254
Addition of 41,600,000 partnership units	-	2,008,748,893	2,008,748,893
Redemption of 44,400,000 partnership units	-	(2,227,834,442)	(2,227,834,442)
Net income	-	90,533,052	90,533,052

Balances, at June 30, 2007	$-	$675,396,757	$675,396,757

Net Asset Value Per Unit
At December 31, 2006	$51.87
At June 30, 2007	$53.18

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and the period from April 10, 2006 (commencement of operations) to June 30, 2006
		Period from
	Six months ended	April 10, 2006 to
	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities:
Net income (loss)	$90,533,052	$(2,315,186)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(38,499,054)	(31,860,575)
Unrealized gain on futures contracts	(69,985,190)	(7,457,480)
Increase (decrease) in interest receivable and other assets	479,278	(143,636)
Increase in management fees payable	27,241	98,023
Increase in commissions payable	500	-
Increase in other liabilities	298,539	-
Net cash used in operating activities	(17,145,634)	(41,678,854)

Cash Flows from Financing Activities:
Subscription of partnership units	2,044,829,789	432,159,628
Redemption of partnership units	(2,144,191,423)	(164,819,713)

Net cash provided by/(used in) financing activities	(99,361,634)	267,339,915

Net Increase (Decrease) in Cash and Cash Equivalents	(116,507,268)	225,661,061

Cash and Cash Equivalents, beginning of period	712,883,812	1,000
Cash and Cash Equivalents, end of period	$596,376,544	$225,662,061

See accompanying notes to financial statements.

United States Oil Fund, LP
Notes to Financial Statements
June 30, 2007 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Oil Fund, LP (the “Fund” or "USOF") is organized as a limited partnership under the laws of the state of Delaware. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”). The investment objective of the Fund is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of West Texas Intermediate ("WTI") light, sweet crude oil, less the Fund’s expenses. The Fund will accomplish its objective through investments in futures contracts for WTI light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the "NYMEX"), ICE Futures and other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. As of June 30, 2007, USOF held 9,255 Oil Futures Contracts traded on the NYMEX and 300 Oil Futures Contracts traded on the ICE Futures.

The Fund commenced operations on April 10, 2006 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator effective December 1, 2005. Victoria Bay Asset Management, LLC is also the general partner of United States Natural Gas Fund, LP ("USNG") which listed its Units on the AMEX under the ticker symbol "UNG" on April 18, 2007.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Fund Unit. In addition, authorized purchasers pay the Fund a $1,000 fee for each order to create one or more Creation Baskets. Subsequent to the sale of the initial Creation Basket, Units can be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on such exchange.

In April 2006, the Fund initially registered 17,000,000 Units on Form S-1 with the SEC. On April 10, 2006, the Fund listed its Units on the AMEX under the ticker symbol “USO”. On that day, the Fund established its initial net asset value by setting the price at $67.39 per Unit and issued 200,000 Units in exchange for $13,478,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of the Fund's initial registration statement filed on Form S-1. To date, the Fund has registered a total of 97,000,000 Units. The Fund also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate less fifty basis points.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

The Fund calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Limited Partnership Unit

Net income (loss) per Unit is the difference between the net asset value per Unit at the beginning of each period and at the end of each period. The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at the end of the period, adjusted proportionately for Units redeemed based on the amount of time the Units were outstanding during such period. There were no Units held by the General Partner at June 30, 2007.

Offering Costs

Since January 19, 2007, offering costs incurred in connection with the registration of additional units of limited partnership interest are borne by the Fund. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.

Cash Equivalents

As of June 30, 2007, cash and cash equivalents included money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.50% per annum on average daily net assets of $1,000,000,000 or less and 0.20% per annum on average daily net assets that are greater than $1,000,000,000.

Ongoing Registration Fees and Other Offering Expenses

Since January 19, 2007, offering costs incurred in connection with the registration of additional units of limited partnership interest are borne by the Fund. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month period ended June 30, 2007, the Fund incurred $369,059 in registration fees and other offering expenses.

Director's Fees

The Fund is responsible for paying the fees and expenses including directors' and officers' liability insurance, of the independent directors who are also audit committee members. The Fund will share these fees with USNG based on the relative assets of each Fund computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

Licensing Fees

As discussed in Note 4, the Fund entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, the Fund and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. Since inception, the Fund has accrued $251,525 under this arrangement.

Other Expenses and Fees

In addition to the fees described above, the Fund pays all brokerage fees, taxes and other expenses in connection with the operation of the Fund, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement, dated as of March 13, 2006, with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on Fund assets from $0 - $500 million; 0.04% on Fund assets from $500 million - $4 billion; and 0.03% on Fund assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; and the printing and production of various marketing materials.

The Fund is also party to a custodian agreement, dated March 13, 2006, with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Fund. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Fund is party to an administrative agency agreement, dated March 13, 2006, with the General Partner and Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for the Fund. The General Partner also pays the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF's and USNG's combined net assets, (b) 0.0465% for USOF's and USNG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% of USOF's and USNG's combined net assets in excess of $1 billion. The General Partner also pays a $50,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

The Fund invests primarily in Oil Futures Contracts traded on the NYMEX. On May 30, 2007, the Fund and the NYMEX entered into a license agreement whereby the Fund was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, the Fund and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

The Fund expressly disclaims any association with the NYMEX or endorsement of the Fund by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

The Fund has entered into a brokerage agreement with UBS Securities LLC (the "Futures Commission Merchant"). The agreement requires the Futures Commission Merchant to provide services to the Fund in connection with the purchase and sale of Oil Futures Contracts and other oil interests that may be purchased and sold by or through the Futures Commission Merchant for the Fund’s account. The agreement provides that the Futures Commission Merchant charge the Fund commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund engages in the speculative trading of Oil Futures Contracts and options on Oil Futures Contracts (collectively, “derivatives”). The Fund is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts requires margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

USOF invests its cash in money market funds that seek to maintain a stable net asset value.  USOF is exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy of reviewing the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Fund are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

On March 17, 2006, the Fund received a letter from Goldman, Sachs & Co. (“Goldman Sachs”) providing the Fund notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. The Fund is currently reviewing the Goldman Sachs published patent applications, and has engaged in discussions with Goldman Sachs regarding its pending applications and the Fund’s own pending patent application. The Fund is unable to determine the outcome of this matter at this time, due in part to the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the six months ended June 30, 2007 and the period from April 10, 2006 (commencement of operations) to June 30, 2006 for the limited partners. This information has been derived from information presented in the financial statements.

		For the period from
	For the six months ended	April 10, 2006 to
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$51.87	$67.39
Total income	1.51	2.53
Total expenses	(0.20)	(0.10)
Net increase in net asset value	1.31	2.43
Net asset value, end of period	$53.18	$69.82

Total Return	2.53%	3.61%

Ratios to Average Net Assets (annualized)
Total income	20.17%	(4.62)%
Expenses excluding management fees	(0.33)%	(0.16)%
Management fees	(0.50)%	(0.50)%
Net income	19.35%	(5.29)%

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USOF’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USOF's future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USOF cannot assure investors that the projections included in these forward-looking statements will come to pass. USOF's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract (the "Benchmark Oil Futures Contract"), also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of WTI light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

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

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The general partner of USOF, Victoria Bay Asset Management, LLC (the "General Partner"), which is registered as a commodity pool operator, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USOF (the "LP Agreement") to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange  (the "NYSE") or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments including ICE Futures or other futures contracts as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day USOF established its initial offering price at $67.39 per Unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash.

Since its initial offering of 17,000,000 units, USOF has had two subsequent offerings of its units, 30,000,000 units which were registered with the SEC on October 18, 2006 and an additional 50,000,000 units which were registered with the SEC on January 30, 2007. Units offered by USOF following its initial offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2007, USOF had issued 70,600,000 units, of which 12,700,000 were outstanding.

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

As of June 30, 2007, the total unrealized gain on crude oil futures contracts owned or held on that day was $35,602,190 and USOF established cash deposits were equal to $721,999,234. The majority of those cash assets were held at USOF’s custodian bank while less than 10% of the cash balance was held as margin deposits with USOF’s futures commission merchant relating to the Oil Futures Contracts purchased. The ending per Unit NAV on June 30, 2007 was $53.18.

Portfolio Expenses. USOF’s expenses consist of management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors. The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the management fee is 0.5%. For assets over $1 billion, the management fee is 0.2% on the incremental amount of assets. During the period from January 1, 2007 to June 30, 2007, the daily average total net assets of USOF were $943,409,582. During the period from January 1, 2007 to June 30, 2007, the total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF amounted to $2,285,413, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.49% over the course of the six month period.

USOF pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the National Association of Securities Dealers (the "NASD") and any other regulatory agency in connection with subsequent offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. For the six month period ended June 30, 2007, USOF incurred $369,059 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors who are also audit committee members. USOF will share these fees with USNG based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, other oil interests or short-term obligations of the United States of two years or less ("Treasuries"). For the three and six months ended June 30, 2007, total commissions paid to brokers amounted to $335,929 and $756,141, respectively. Prior to the initial offering, USOF had estimated that the annual level of such commissions for USOF was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figures for the three and six months ended June 30, 2007 represent approximately, 0.15% and  0.16%, respectively, of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in cash deposits or in Treasuries. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USOF’s custodian bank. The cash or Treasuries earn interest that accrues on a daily basis. For the three and six months ended June 30, 2007, USOF earned $11,059,875 and $22,988,448, respectively, in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.90% and 4.94%, respectively. USOF did not purchase Treasuries during the period from January 1, 2007 through June 30, 2007 and held all of its funds in cash or cash equivalents during this time period.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage its portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

For the 30 valuation days ended June 30, 2007, the simple average daily change in the Benchmark Oil Futures Contract was 0.192%, while the simple average daily change in the NAV of USOF over the same time period was 0.208%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3.5%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF units to the public on April 10, 2006 to June 30, 2007, the simple average daily change in the Benchmark Oil Futures Contract was -0.073%, while the simple average daily change in the NAV of USOF over the same time period was -0.062%. The average daily difference was 0.01% (or 1basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 4.1%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the period from April 1, 2007 through June 30, 2007, the actual total return of USOF as measured by changes in its NAV was -0.71%. This is based on an initial NAV of $53.56 on March 30, 2007 and an ending NAV as of June 29, 2007 of $53.18. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, USOF would have ended the second quarter of 2007 with an estimated NAV of $52.66, for a total return over the relevant time period of -1.68%. The difference between the actual NAV total return of USOF of -0.71% and the expected total return based on the Benchmark Oil Futures Contracts of -1.68% was an error over the time period of +0.97%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the six month period ended June 30, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have, during the latest period, or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In the second quarter of 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in the second quarter of 2007. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During the second quarter of 2007, USOF earned, on an annualized basis, approximately 4.90% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.50% for management fees and approximately 0.15% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.27% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 4.10% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, USOF may hold Other Oil-Related Interests in its portfolios that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the second quarter of 2007, USOF did not hold any Other Oil-Related Interests. However, there can be no assurance that in future quarters USOF will not make use of such other Oil Related Investments.

A series of production problems at U.S. refineries created, at least temporarily, a near-term oversupply of crude oil, as refineries were unable to process as much crude oil as normal. This lead to an increase in gasoline prices while at the same time acted to hold down the price of crude oil. In particular, the price of crude oil for near term delivery was low versus the price of crude oil for delivery further out in time. This unusually wide price “spread” may have indicated that the market may have anticipated that refineries would be producing at more normal levels further out and that the short-term oversupply condition would rapidly change. This had a negative impact on the total return of the portfolio, as it meant that USOF was often selling its front month futures contracts each month at a lower price than it had previously purchased them. During the quarter, the prices of front month futures contracts remained near the $64.00 level and well below the price of contracts calling for delivery two or three months out. As the quarter came to an end, the impaired refinery production issue began to moderate. Prices of front month futures contracts rose towards the end of the quarter and the price spread between front month futures contracts and second or third month futures contracts began to sharply contract.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $50. Over time, if contango remained constant, the difference would continue to increase.

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006 and the first half of 2007, these markets have experienced contango. While the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, contango has impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units on March 31, 2007 and held to June 30, 2007 decreased, based upon the changes in the closing market prices for USOF units on those days, by -0.71%, while the spot price of crude oil for immediate delivery during the same period increased 7.30% (note: this comparison ignores the potential costs associated with physically owning and storing crude oil). This period of contango did not meaningfully impact USOF’s investment objective of having percentage changes in its per unit price track percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the period from April 1, 2007 to June 30, 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF's financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. To the extent USOF makes such investments, the values used by USOF for its forward contracts will be provided by its commodity broker who values over-the-counter contracts based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

Liquidity and Capital Resources

USOF does not anticipate making use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from cash, cash equivalents and/or short-term Treasuries that it intends to hold at all times. USOF’s liquidity needs include: redeeming units, providing margin deposits for its existing oil futures contracts or the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash. USOF has allocated substantially all of its net assets to trading in oil interests. A significant portion of the NAV was held in cash that was used as margin for USOF's trading in oil interests. Cash or Treasuries as a percentage of the total net assets vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

USOF's investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. Through June 30, 2007, USOF was not forced to liquidate any of its positions as a result of daily limits, however, USOF cannot predict whether such an event may occur in the future.

Prior to March 23, 2007 all payments with respect to USOF's and the General Partner's expenses were paid by their affiliates. Neither USOF nor the General Partner have any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to continue payment of USOF’s or the General Partner's expenses. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF’s expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests, such as forwards, involves USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF's future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF is generally only subject to the risk of loss arising from the change in value of the contracts. USOF considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF's commitments to purchase oil is limited to the gross face amount of the contracts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited.

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

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.

There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USOF in such circumstances. The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by U.S. Commodity Futures Trading Commission ("CFTC") regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. A futures commission merchant is not allowed to commingle USOF's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contract trading. During the second quarter of 2007, the only foreign exchange on which USOF made investments was the ICE Futures.

A June 30, 2007, USOF had deposits in domestic and foreign financial institutions in the amount of $476,395,787. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2007, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USOF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. USOF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USOF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently 0.50% for a NAV of $1 billion or less, and thereafter 0.20% for a NAV above $1 billion. The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with its registration with the CFTC as a commodity pool operator and the registration and listing of USOF and its Units with the SEC and the AMEX, respectively. However, the costs of registering and listing additional units of USOF with the SEC are directly borne on an ongoing basis by USOF, and not by the General Partner.

The General Partner pays the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with the preparation of USOF's financial statements and its SEC and CFTC reports. The General Partner also pays the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of USOF's marketing agent, ALPS Distributors, Inc. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX.

In addition to the General Partner's management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, NASD or any other regulatory agency in connection with the offer and sale of units, as well as the legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors. See Note 3 to the Notes to Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF's NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties and have an option to renew, or, in some cases, are in effect for the duration of USOF's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USOF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil futures contracts or exchange-traded options on such futures, each party to over-the-counter contracts bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the WTI spot price, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts that may be invested in by USOF.

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

During the six months ended June 30, 2007, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

USOF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USOF’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USOF if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this quarterly report.

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

10.1#
License Agreement, among United States Oil Fund, LP, Victoria Bay Asset Management, LLC, certain other funds which are managed by Victoria Bay
Asset Management, LLC and the New York Mercantile Exchange, dated as of April 10, 2006.

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

*   Filed herewith
** Furnished herewith
#   Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2007 of United States Natural Gas Fund, LP which was filed on June 1, 2007. Confidential treatment has been requested for portions of this document. The confidential portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
DateDate: August 8, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: August 8, 2007