Form 10-K/A
period 2006-12-31
United States Oil Fund, LP
filed 2007-09-20
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________.

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
YES ☒    NO ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was $265,126,000

The registrant had 18,800,000 outstanding units as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None.

United States Oil Fund, LP

Table Of Contents
		Page
Part III

Item 10.	Directors, Executive Officers And Corporate Governance	1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	4

Signatures		5

Exhibit Index		6

Explanatory Note

The United States Oil Fund, LP (“USOF”) is filing this Amendment No. 1 to its annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2006 that was filed with the Securities and Exchange Commission on March 30, 2007 (“Form 10-K”). This Form 10-K/A replaces Part III, Item 10 of the Form 10-K filed on March 30, 2007. The purpose of the Form 10-K/A is to revise disclosure found in the Form 10-K that stated that the Board of Directors of Victoria Bay Asset Management, LLC, the general partner of USOF (the “Board of Directors”), had determined that each of Malcolm Fobes III and Gordon Ellis had the necessary qualifications and experience to be considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. Because of the experience and education of Messrs. Fobes and Ellis, each meets the financial sophistication requirements set forth by the American Stock Exchange and the applicable rules of the Financial Industry Regulatory Authority (“FINRA”) as they relate to audit committees. Given the limited scope of USOF’s activities and the qualifications and experience of all of the audit committee members, the Board of Directors did not feel it was necessary to make a determination as to whether any of the members of the audit committee had the necessary qualifications or experience to be considered an “Audit Committee Financial Expert.”

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosure found in the Form 10-K. Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Messrs. Gerber and Mah also serve as executive officers of the General Partner. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner:

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber acts as a portfolio manager for USOF. He registered with the NFA as a Principal of the General Partner in November 2005, and as an Associated Person of the General Partner in December 2005. Currently, Mr. Gerber manages USNG. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Since 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that currently has approximately $800 million in assets. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Prior to managing Ameristock Mutual Fund Inc., Mr. Gerber served as a portfolio manager with Bank of America Capital Management. While there he was responsible for the daily stewardship of four funds with a combined value in excess of $240 million. At Bank of America Capital Management, Mr. Gerber worked extensively in the development and managing of mutual funds and institutional accounts that were designed to track assorted equity market indices such as the Standard & Poor’s 500 and the Standard & Poor’s Midcap 400. Before joining Bank of America, he was managing director and founder of the Marc Stevens Futures Index Fund, a fund that combined the use of commodity futures with equity stock index futures. The futures index fund was a commodity pool and Mr. Gerber was the CPO. It was ultimately purchased by Newport Commodities. Mr. Gerber’s two decades of experience in institutional investment include a period of employment as a floor trader on the New York Futures Exchange. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 44 years old.

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

The following individuals provide significant services to USOF but are employed by the entities noted below:

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

Audit Committee

The General Partner has an audit committee which is made up of three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USOF’s website. The Board has not made a determination as to whether any of the members of the audit committee may be considered to be an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K. However, the Board believes that Messrs. Fobes and Ellis are able to read and understand financial statements and meet the financial sophistication requirements of the American Stock Exchange and applicable FINRA rules as they relate to audit committees. As such, given the limited scope of USOF’s activities and the qualifications and experience of all of the members of the audit committee, the Board of Directors does not believe it is necessary to designate a member of the audit committee as an “Audit Committee Financial Expert.”

Other Committees

Since the individuals who perform work on behalf of USOF are not compensated by USOF, but instead by the General Partner, Ameristock or ALPS, USOF does not have a Compensation Committee. Similarly, since the Directors noted above serve on the Board of Directors of the General Partner, USOF does not have a Nominating Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

_______
* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 20, 2007.

United States Oil Fund, L.P. (Registrant)
By: Victoria Bay Asset Management, LLC, its general partner

/s/ Nicholas D. Gerber

Nicholas D. Gerber
Chief Executive Officer of Victoria Bay Asset Management, LLC
(Principal executive officer)

/s/ Howard Mah

Howard Mah
Chief Financial Officer of Victoria Bay Asset Management, LLC
(Principal financial and accounting officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.