Form 10-Q
period 2007-09-30
United States Oil Fund, LP
filed 2007-11-14
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2007 (Unaudited) and December 31, 2006	2

Condensed Schedule of Investments (Unaudited) at September 30, 2007	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the period from April 10, 2006 (commencement of operations) to September 30, 2006	4

Condensed Statement of Changes in Partners' Capital (Unaudited) for the nine months ended September 30, 2007	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and the period from April 10, 2006 (commencement of operations) to September 30, 2006	6

Notes to Condensed Financial Statements for the period ended September 30, 2007 (Unaudited)	7

United States Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$400,503,336	$712,883,812
Equity in UBS Securities LLC trading accounts:
Cash	51,318,619	87,123,636
Unrealized gain (loss) on open commodity futures contracts	12,811,880	(34,383,000)
Receivable for units sold	55,896,558	36,080,896
Interest receivable	1,170,413	2,626,230
Other assets	82,586	17,000

Total assets	$521,783,392	$804,348,574

Liabilities and Partners' Capital
Payable for units redeemed	$89,006,134	$-
General Partner management fees (Note 3)	194,850	332,736
Brokerage commissions payable	22,886	44,386
Other liabilities	177,872	22,198

Total liabilities	89,401,742	399,320

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	432,381,650	803,949,254
Total Partners' Capital	432,381,650	803,949,254

Total liabilities and partners' capital	$521,783,392	$804,348,574

Limited Partners' units outstanding	6,900,000	15,500,000
Net asset value per unit	$62.66	$51.87
Market value per unit	$62.55	$51.60

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Foreign Contracts
Crude Oil Futures contracts, expires November 2007	300	$1,905,000	0.44

United States Contracts
Crude Oil Futures contracts, expires November 2007	4,992	$10,906,880	2.52
	5,292	$12,811,880	2.96

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Assets Portfolio	$42,914,004	$42,914,004	9.93
AIM STIT- STIC Prime Portfolio	42,801,570	42,801,570	9.90
Goldman Sachs Financial Square Funds - Government Fund	20,065,046	20,065,046	4.64
Goldman Sachs Financial Square Funds - Prime Obligations Fund	42,468,375	42,468,375	9.82
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	10,000,000	10,000,000	2.31
	$158,248,995	158,248,995	36.60

Cash	242,254,341	56.03
Total cash and cash equivalents	400,503,336	92.63

Cash on deposit with broker	51,318,619	11.87
Liabilities, less receivables and other assets	(32,252,185)	(7.46)
Total Partners' Capital	$432,381,650	100.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the period from April 10, 2006 (commencement of operations) to September 30, 2006

				Period from
	Three months ended	Three months ended	Nine months ended	April 10, 2006 to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$109,757,730	$(54,453,070)	$111,008,840	$(65,861,220)
Change in unrealized gains (losses) on open positions	(22,790,310)	(31,568,760)	47,194,880	(24,111,280)
Interest income	7,187,424	4,235,056	30,175,872	6,118,863
Other income	73,000	40,000	231,000	81,000

Total income (loss)	94,227,844	(81,746,774)	188,610,592	(83,772,637)

Expenses
General Partner management fees (Note 3)	721,676	452,264	3,007,089	671,287
Brokerage commissions	194,908	129,645	951,049	199,945
Other expenses	272,947	-	1,081,089	-

Total expenses	1,189,531	581,909	5,039,227	871,232

Net income (loss)	$93,038,313	$(82,328,683)	$183,571,365	$(84,643,869)
Net income (loss) per limited partnership unit	$9.48	$(12.76)	$10.79	$(10.33)
Net income (loss) per weighted average limited partnership unit	$9.35	$(14.80)	$11.46	$(19.59)
Weighted average limited partnership units outstanding	9,945,652	5,563,043	16,017,949	4,321,264

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the nine months ended September 30, 2007

	General Partner	Limited Partners	Total

Balances, at December 31, 2006	$-	$803,949,254	$803,949,254
Addition of 56,700,000 partnership units	-	2,877,872,329	2,877,872,329
Redemption of 65,300,000 partnership units	-	(3,433,011,298)	(3,433,011,298)
Net income	-	183,571,365	183,571,365

Balances, at September 30, 2007	$-	$432,381,650	$432,381,650

Net Asset Value Per Unit
At December 31, 2006	$51.87
At September 30, 2007	$62.66

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and the period from April 10, 2006 (commencement of operations) to September 30, 2006
		Period from
	Nine months ended	April 10, 2006 to
	September 30, 2007	September 30, 2006

Cash Flows from Operating Activities:
Net income (loss)	$183,571,365	$(84,643,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchase of investment securities	-	(160,000,000)
Increase in commodity futures trading account - cash	35,805,017	(63,157,281)
Unrealized (gains) losses on futures contracts	(47,194,880)	24,111,280
Decrease (increase) in interest receivable and other assets	1,390,231	(555,200)
(Decrease) increase in management fees payable	(137,886)	171,244
Decrease in commissions payable	(21,500)	-
Increase in other liabilities	155,674	-
Net cash used in operating activities	173,568,021	(284,073,826)

Cash Flows from Financing Activities:
Subscription of partnership units	2,858,056,667	967,563,778
Redemption of partnership units	(3,344,005,164)	(462,048,622)

Net cash provided by(used in) financing activities	(485,948,497)	505,515,156

Net (Decrease) Increase in Cash and Cash Equivalents	(312,380,476)	221,441,330

Cash and Cash Equivalents, beginning of period	712,883,812	1,000
Cash and Cash Equivalents, end of period	$400,503,336	$221,442,330

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2007 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Oil Fund, LP (the “Fund” or "USOF") is organized as a limited partnership under the laws of the state of Delaware. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”). The investment objective of the Fund is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the "NYMEX") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will  be the next month contract to expire, less the Fund’s expenses. The Fund will accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures and other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil. As of September 30, 2007, USOF held 4,992 Oil Futures Contracts traded on the NYMEX and 300 Oil Futures Contracts traded on the ICE Futures.

The Fund commenced operations on April 10, 2006 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. Victoria Bay Asset Management, LLC is also the general partner of United States Natural Gas Fund, LP ("USNG") which listed its units on the AMEX under the ticker symbol "UNG" on April 18, 2007.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, authorized purchasers pay the Fund a $1,000 fee for each order to create one or more Creation Baskets. Units can be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on such exchange.

In April 2006, the Fund initially registered 17,000,000 Units on Form S-1 with the SEC. On April 10, 2006, the Fund listed its Units on the AMEX under the ticker symbol “USO”. On that day, the Fund established its initial net asset value by setting the price at $67.39 per Unit and issued 200,000 Units in exchange for $13,478,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of the Fund's initial registration statement filed on Form S-1. As of September 30, 2007, the Fund had registered a total of 97,000,000 Units. The Fund also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. The Fund earns interest on assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate less 50 basis points. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Fund is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized purchasers may purchase Creation Baskets consisting of 100,000 Units from the Fund as of the beginning of each business day based upon the prior day’s net asset value.  Authorized purchasers may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets.”  The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from Units sold or redeemed one business day after the trade-date of the purchase or redemption.  The amounts due from authorized purchasers are reflected in the Fund’s condensed statement of financial condition as receivable for Units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for Units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per Unit is the difference between the net asset value per Unit at the beginning of each period and at the end of each period. The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at the end of the period, adjusted proportionately for Units redeemed based on the amount of time the Units were outstanding during such period. There were no Units held by the General Partner at September 30, 2007.

Offering Costs

Offering costs incurred in connection with the registration of additional Units after the initial registration of Units are borne by the Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

Since January 19, 2007, offering costs incurred in connection with the registration of additional Units are borne by the Fund. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of Units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine month period ended September 30, 2007, the Fund incurred $384,058 in registration fees and other offering expenses.

Director's Fees

The Fund is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. The Fund shares these fees with USNG based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

Licensing Fees

As discussed in Note 4, the Fund entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, the Fund and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. Since inception, the Fund has incurred $336,372 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with the Fund's tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by the General Partner, will be paid by the Fund. These costs are estimated to be $450,000 for the year ending December 31, 2007.

Other Expenses and Fees

In addition to the fees described above, the Fund pays all brokerage fees, taxes and other expenses in connection with the operation of the Fund, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement, dated as of March 13, 2006, with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on Fund assets from $0 to $500 million; 0.04% on Fund assets from $500 million to $4 billion; and 0.03% on Fund assets in excess of $4 billion.

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

Currently, the General Partner pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF's and USNG's combined net assets, (b) 0.0465% for USOF's and USNG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF's and USNG's combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

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

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk, since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts requires margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total amount of cash and other property deposited.

USOF invests its cash in money market funds that seek to maintain a stable net asset value.  USOF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2007, USOF had deposits in domestic and foreign financial institutions in the amount of $293,572,960. This amount is subject to loss should these institutions cease operations.

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

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Fund are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the nine months ended September 30, 2007 and the period from April 10, 2006 (commencement of operations) to September 30, 2006 for the limited partners. This information has been derived from information presented in the condensed financial statements.

		For the period from
	For the nine months ended	April 10, 2006 to
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$51.87	$67.39
Total income (loss)	11.10	(10.13)
Total expenses	(0.31)	(0.20)
Net increase/(decrease) in net asset value	10.79	(10.33)
Net asset value, end of period	$62.66	$57.06

Total Return	20.80%	(15.33)%

Ratios to Average Net Assets (annualized)
Total income (loss)	30.94%	(62.31)%
Expenses excluding management fees	(0.33)%	(0.15)%
Management fees	(0.50)%	(0.50)%
Net income (loss)	30.11%	(62.96)%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.

NOTE 7 - SUBSEQUENT EVENTS

On October 31, 2007, the Fund filed a Registration Statement on Form S-3 with the SEC to register an additional 30,000,000 Units.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The investment objective of USOF is for changes in percentage terms of the units’ net asset value ("NAV") on a daily basis to reflect the changes in percentage terms in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the "NYMEX") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract (the "Benchmark Oil Futures Contract"), also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

At present, on any valuation day the Benchmark Oil Futures Contract is the near month futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the "NYMEX") unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). The general partner of USOF, Victoria Bay Asset Management, LLC (the "General Partner"), which is registered as a commodity pool operator with the Commodity Futures Trading Commission, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USOF (the "LP Agreement") to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of the units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange  (the "NYSE") or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day USOF established its initial offering price at $67.39 per Unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash.

Since its initial offering of 17,000,000 units, USOF has made two subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006 and an additional 50,000,000 units which were registered with the SEC on January 30, 2007. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2007, USOF had issued 85,700,000 units, of which 6,900,000 were outstanding.

More units have been issued than are outstanding due to the redemption of units as contemplated and permitted under the LP Agreement. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USOF cannot be resold by USOF without registration of their offering with the SEC. As a result, USOF anticipates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

As of September 30, 2007, the total unrealized gain on crude oil futures contracts owned or held on that day was $12,811,880 and USOF established cash deposits that were equal to $451,821,955. The majority of those cash assets were held in overnight deposits at USOF’s custodian bank, while 11.4% of the cash balance was held as margin deposits with the Futures Commission Merchant for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2007 was $62.66.

Portfolio Expenses. USOF’s expenses consist of management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the management fee is 0.5%. For total net assets over $1 billion, the management fee is 0.2% on the incremental amount of assets. During the period from January 1, 2007 to September 30, 2007, the daily average total net assets of USOF were $815,003,993. During the period from January 1, 2007 to September 30, 2007, the total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF amounted to $3,007,089, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.50% over the course of the nine month period. By comparison, for the three months ended September 30, 2006, the average daily total net assets of USOF was approximately $359,609,583. At no time during the quarter did the total net assets rise above the $1 billion level. The investment advisory fee paid by USOF amounted to $452,264. Management expenses as a percentage of total net assets averaged 0.50% over the course of this three month period.

USOF pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority ("FINRA") and any other regulatory agency in connection with subsequent offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. For the nine month period ended September 30, 2007, USOF incurred $384,058 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with United States Natural Gas Fund, LP ("USNG") based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds. By comparison, for the three months ended September 30, 2006, the cost of registration fees, as well as director’s and officer’s liability insurance for the independent directors of the General Partner who are also audit committee members, were paid for by the General Partner and were not an expense of USOF.

USOF also incurs commissions to brokers for the purchase and sale of futures contracts, Other Oil Interests or short-term obligations of the United States of two years or less ("Treasuries"). For the three and nine months ended September 30, 2007, total commissions paid to brokers amounted to $194,908 and $951,049, respectively. Prior to the initial offering, USOF had estimated that its annual level of such commissions was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figures for the three and nine months ended September 30, 2007 represent approximately 0.14% and  0.16%, respectively, of total net assets. By comparison, for the three months ended September 30, 2006, total commissions paid amounted to $129,645. However, the average daily net assets of USOF during that time period were smaller than during the same time period in 2007. As an annualized percentage of total net assets, the third quarter of 2006 figure represents approximately 0.14%. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the Futures Commission Merchant as margin, as well as unrestricted cash held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three and nine months ended September 30, 2007, USOF earned $7,187,424 and $30,175,872, respectively, in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 5.05% and 4.95%, respectively. USOF did not purchase Treasuries during the period from January 1, 2007 through September 30, 2007 and held all of its funds in cash or cash equivalents during this time period. By comparison, for the three months ended September 30, 2006, USOF earned $4,235,056 in interest income on cash holdings. Based on USOF’s average daily total net assets during this time period, which were smaller than for the same time period in 2007, the interest earned equaled an annualized yield of 4.7%.

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

For the 30 valuation days ended September 30, 2007, the simple average daily change in the Benchmark Oil Futures Contract was 0.525%, while the simple average daily change in the NAV of USOF over the same time period was 0.541%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.07%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF units to the public on April 10, 2006 to September 30, 2007, the simple average daily change in the Benchmark Oil Futures Contract was -0.017%, while the simple average daily change in the NAV of USOF over the same time period was -0.006%. The average daily difference was 0.011% (or 1.1 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 3.17%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the period from July 1, 2007 through September 30, 2007, the actual total return of USOF as measured by changes in its NAV was 17.83%. This is based on an initial NAV of $53.18 on June 30, 2007 and an ending NAV as of September 30, 2007 of $62.66. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contracts, USOF would have ended the third quarter of 2007 with an estimated NAV of $61.99, for a total return over the relevant time period of 16.58%. The difference between the actual NAV total return of USOF of 17.83% and the expected total return based on the Benchmark Oil Futures Contracts of 16.58% was an error over the time period of +1.25%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the nine month period ended September 30, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have, during the latest period, or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In the third quarter of 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in the third quarter of 2007. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During the third quarter of 2007, USOF earned, on an annualized basis, approximately 5.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.50% for management fees and approximately 0.14% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 4.21% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contracts.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the third quarter of 2007, USOF did not hold any Other Oil Interests. However, there can be no assurance that in future quarters USOF will not make use of such Other Oil Interests.

During the third quarter of 2007, the prices of front month futures contracts rose from near the $70.00 level to approximately the $81.00 level. The price of front month contracts were also higher than the price of second or third month contracts for most of this time period.

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

If the futures market is in backwardation, e.g., when the expected price of oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

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

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007 the crude oil futures market moved into backwardation. While the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, contango and backwardation have impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units made during the second quarter of 2007,  a period of contango in the crude oil markets, decreased by -0.71%, while the spot price of crude oil for immediate delivery during the same period increased by 7.30%. Conversely, an investment made in USOF units during the third quarter of 2007, a period in which the crude oil futures market was mostly in backwardation, increased by 17.82% while the spot price of crude oil increased by 15.53% (note: these comparisons ignore the potential costs associated with physically owning and storing crude oil which could be substantial). These periods of contango do not meaningfully impact USOF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the period from July 1, 2007 to September 30, 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remains about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF's application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF's condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. To the extent USOF makes such investments, the values used by USOF for its forward contracts will be provided by its commodity broker who values over-the-counter contracts based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USOF estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USOF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USOF’s liquidity needs include: redeeming units, providing margin deposits for its existing oil futures contracts or the purchase of additional crude oil futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in oil interests. A significant portion of its NAV was held in Treasuries, cash and/or cash equivalents that was used as margin for USOF's trading in oil interests. Treasuries, cash and/or cash equivalents as a percentage of the total net assets vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

USOF's investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. For the period from July 1, 2007 through September 30, 2007, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Prior to March 23, 2007, all payments with respect to USOF's and the General Partner's expenses were paid by their affiliates. Neither USOF nor the General Partner has any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to pay USOF’s or the General Partner's current or future expenses. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF’s expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USOF in such circumstances. The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by U.S. Commodity Futures Trading Commission ("CFTC") regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. A futures commission merchant is not allowed to commingle USOF's assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contract trading. During the third quarter of 2007, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

As of September 30, 2007, USOF had deposits in domestic and foreign financial institutions in the amount of $293,572,960. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2007, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

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

Contractual Obligations

USOF's primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF's NAV, currently 0.50% for a NAV of $1 billion or less, and thereafter 0.20% for a NAV above $1 billion. The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with the General Partner's registration with the CFTC as a commodity pool operator and the registration and listing of USOF and its units with the SEC and the AMEX, respectively. However, the costs of registering and listing additional units of USOF with the SEC are directly borne on an ongoing basis by USOF, and not by the General Partner.

The General Partner pays the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.'s fees for performing administrative services, including in connection with the preparation of USOF's condensed financial statements and its SEC and CFTC reports. The General Partner also pays the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of USOF's marketing agent, ALPS Distributors, Inc. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX.

In addition to the General Partner's management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA or any other regulatory agency in connection with the offer and sale of units, as well as the legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts that may be invested in by USOF.

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty. In addition, it is also possible for USOF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to NYMEX or the ICE Futures. In that event, USOF would no longer have credit risk of its original counterparty as the clearing house would now be USOF’s counterparty. USOF would still retain any price risk associated with its transaction.

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

During the nine months ended September 30, 2007, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

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

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodity Exchange Act, each month USOF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USOF’s website at www.unitedstatesoilfund.com.

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
Nicholas D. Gerber
Chief Executive Officer
DateDate: November 13, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: November 13, 2007