Form 10-K
period 2007-12-31
United States Oil Fund, LP
filed 2008-03-17
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip Code)

(510) 522-3336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units               American Stock Exchange

(Title of class)      (Name of exchange on which registered)

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer   ☐                Accelerated filer  x               Non-accelerated filer  ☐         Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2007 was: $673,000,000.

The registrant had 4,100,000 outstanding units as of March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Part I

Item 1.	Business.

What is USOF?

United States Oil Fund, LP ("USOF") is a Delaware limited partnership organized on May 12, 2005. USOF maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USOF is a commodity pool that issues limited partnership interests ("units") traded on the American Stock Exchange (the "AMEX"). It operates pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership dated as of November 13, 2007 (the "LP Agreement"), which grants full management control to the General Partner.

Who is the General Partner?

USOF's sole general partner is Victoria Bay Asset Management, LLC (the "General Partner"), a single member limited liability company that was formed in the state of Delaware on May 10, 2005. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that also owns an insurance company organized under Bermuda law and a registered investment adviser firm named Ameristock Corporation. The General Partner is a member of the National Futures Association (the "NFA") and was registered with the Commodity Futures Trading Commission (the "CFTC") as of December 1, 2005. The General Partner’s registration as a Commodity Pool Operator ("CPO") was approved on December 1, 2005.

On September 8, 2006, the General Partner formed the United States Natural Gas Fund, LP ("USNG"), another limited partnership that is a commodity pool and issues units traded on the AMEX. The investment objective of USNG is for the changes in percentage terms of the units' net asset value ("NAV") to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the New York Mercantile Exchange (the "NYMEX"), less USNG’s expenses. USNG began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG. Wainwright was the initial limited partner of USNG. Investors in USOF who wish to receive additional information concerning the United States Natural Gas Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesnaturalgasfund.com.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the AMEX.  The investment objective of US12OF is for changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the NYMEX, less US12OF's expenses.  US12OF began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.  Wainwright was the initial limited partner of US12OF. Investors in USOF who wish to receive additional information concerning the United States 12 Month Oil Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstates12monthoilfund.com.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“USG”), also a limited partnership that is a commodity pool and issues units traded on the AMEX.  The investment  objective of USG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less USG's expenses.  USG began trading on February 26, 2008.  The General Partner is the general partner of USG and is responsible for the management of USG.  Wainwright was the initial limited partner of USG.  Investors in USOF who wish to receive additional information concerning the United States Gasoline Fund, LP, may do so by calling 1-800-920-0259, or going on-line to www.unitedstatesgasolinefund.com.

The General Partner is currently in the process of registering two other exchange traded security funds, the United States Heating Oil Fund, LP (“USHO) and the United States 12 Month Natural Gas Fund, LP (“US12NG”).  USHO will be a publicly traded limited partnership which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the price of heating oil (also known as No. 2 fuel) delivered to the New York harbor.  US12NG will be a publicly traded limited partnership which will seek to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX.

The General Partner is required to evaluate the credit risk for USOF to the futures commission merchant, oversee the purchase and sale of USOF’s units by certain authorized purchasers ("Authorized Purchasers"), review daily positions and margin requirements of USOF and manage USOF’s investments. The General Partner also pays the fees of ALPS Distributors, Inc. (the "Marketing Agent") and Brown Brothers Harriman & Co. ("BBH&Co."), which acts as the administrator (the "Administrator") and the custodian (the "Custodian") for USOF.

Limited partners have no right to elect the General Partner on an annual or any other continuing basis. If the General Partner voluntarily withdraws, however, the holders of a majority of USOF's outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing General Partner and its affiliates) may elect its successor. The General Partner may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USOF's outstanding units (excluding units owned, if any, by the General Partner and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of the General Partner are managed by a board of directors, which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”) and three independent directors who meet the independent director requirements established by the AMEX and the Sarbanes-Oxley Act of 2002. Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its Third Amended and Restated Limited Liability Company Agreement. The board of directors of the General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USOF’s website, http://www.unitedstatesoilfund.com. Mr. Fobes and Mr. Ellis meet the financial sophistication requirements of the AMEX and the audit committee charter. Through its Management Directors, the General Partner manages the day-to-day operations of USOF.

How Does USOF Operate?

The net assets of USOF consist primarily of investments in futures contracts for light, sweet crude oil, but may also consist of other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”). USOF may also invest in other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “oil interests” in this annual report on Form 10-K.

USOF invests in oil interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. In pursuing this objective, the primary focus of the General Partner is the investment in Oil Futures Contracts and the management of its investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of USOF is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF's expenses. It is not the intent of USOF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

USOF seeks to achieve its investment objective by investing in a mix of Oil Futures Contracts and Other Oil Interests such that changes in USOF’s NAV will closely track the changes in the price of a specified Oil Futures Contract (the “Benchmark Oil Futures Contract”). The General Partner believes changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. On any valuation day (a valuation day is any day as of which USOF calculates its NAV), the Benchmark Oil Futures Contract is the near month contract for light, sweet crude oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for light, sweet crude oil traded on the NYMEX.

As a specific benchmark, the General Partner endeavors to place USOF’s trades in Oil Futures Contracts and Other Oil Interests and otherwise manage USOF’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USOF’s NAV for any period of 30 successive valuation days; i.e., any day as of which USOF calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Oil Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in USOF’s unit price on the AMEX to closely track daily changes in USOF’s NAV. The General Partner further believes that the daily changes in prices of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in the spot price of light, sweet crude oil. The General Partner believes that the net effect of these two relationships and the expected relationship described above between USOF’s NAV and the Benchmark Oil Futures Contract will be that the daily changes in the price of USOF’s units on the AMEX will continue to closely track the daily changes in the spot price of a barrel of light, sweet crude oil, less USOF’s expenses. The following graph demonstrates the correlation between the daily changes in the NAV of USOF and the daily changes in the Benchmark Oil Futures Contract during the last thirty valuation days ended December 31, 2007.

An investment in the units allows both retail and institutional investors to easily gain exposure to the crude oil market in a cost-effective manner. In addition, the units also provide additional means for diversifying an investor’s investments or hedging exposure to changes in oil prices.

The Benchmark Oil Futures Contract will be changed or “rolled” from the near month contract to expire to the next month to expire during one day.

These relationships are illustrated in the following diagram:

The Price of USOF’s Units Is Expected to Correlate Closely
With USOF’S NAV

USOF’s units are traded on the AMEX. The price of
units fluctuates in response to USOF’s NAV and the supply and demand pressures of the AMEX. Because of certain arbitrage opportunities, the
General Partner believes the price of USOF’s units traded on the
AMEX will correlate closely with USOF’s NAV.

Daily Changes in USOF’s NAV Are Expected to Correlate Closely With
Daily Changes in the Price of the Benchmark Oil
Futures Contract

The General Partner endeavors to invest USOF’s assets as fully as possible in Oil Futures Contracts and Other Oil Interests so that the changes in the NAV closely correlate with changes in the price of the
Benchmark Oil Futures Contract.

Daily Changes in the Price of the Benchmark Oil Futures
Contract Are Expected to Correlate Closely With Daily Changes
in the Spot Price of Light, Sweet Crude Oil

The General Partner believes that changes in the price of the Benchmark
Oil Futures Contract will closely correlate with changes in the cash or spot price of light, sweet crude oil

The General Partner employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Oil Futures Contract regardless of whether the price goes up or goes down. USOF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USOF’s units for the purpose of investing indirectly in oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USOF involves the risk that the changes in the price of USOF’s units will not accurately track the changes in the Benchmark Oil Futures Contract.

USOF’s total portfolio composition is disclosed each business day that the AMEX is open for trading on USOF’s website and through the AMEX’s website at http://www.amex.com. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each oil interest, the specific types of Other Oil Interests and characteristics of such Other Oil Interests, Treasuries, and amount of the cash and/or cash equivalents held in USOF’s portfolio. USOF’s website is publicly accessible at no charge. USOF’s assets are held in segregation pursuant to the Commodity Exchange Act (the "CEA") and CFTC regulations.

The units issued by USOF may be purchased only by Authorized Purchasers only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, Authorized Purchasers may redeem units only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets is the actual NAV calculated at the end of the business day when notice for a purchase or redemption is received by USOF. The AMEX publishes an approximate intra-day NAV based on the prior day’s NAV and the current price of Benchmark Oil Futures Contracts, but the basket price is determined based on the actual NAV at the end of the day.

While USOF issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the AMEX. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is USOF’s Investment Strategy?

In managing USOF’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases oil interests, such as an Oil Futures Contract for light, sweet crude oil traded on the NYMEX, that have an aggregate face amount that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket purchase order is placed on January 2, 2007. If one were to assume USOF’s closing NAV per unit for January 2 is $63.76, USOF would receive $6,376,000 for the Creation Basket ($63.76 NAV per unit times 100,000 units, and ignoring the Creation Basket fee of $1,000). Assume that the price of an Oil Futures Contract for light, sweet crude oil on January 3, 2007 is $63,770. Because the price of oil reflected in these near month futures contracts on January 3, 2007 is different (in this case, higher) than the price of oil reflected in USOF’s NAV calculated as of January 2, 2007 (the day the corresponding Creation Basket was sold), USOF cannot invest the entire purchase amount corresponding to the Creation Basket in futures contracts — i.e., it can only invest in 99 Oil Futures Contracts with an aggregate value of $6,313,230 ($63,770 per contract times 99 contracts). Assuming a margin equal to 10% of the value of the Oil Futures Contracts which would require $631,323 in Treasuries to be deposited as margin with the futures commission merchant through which the contract was purchased, the remainder of the purchase price for the Creation Basket, $5,744,677, would remain invested in Treasuries, cash and/or cash equivalents as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by the General Partner as to the appropriate diversification of USOF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Oil Futures Contracts, as USOF reaches certain position limits on the NYMEX, or for other reasons, it has also and may continue to invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil Interests such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting its Oil Futures Contracts expire and taking delivery of the underlying oil. Instead, the General Partner will close existing positions when it is determined appropriate to do so and reinvest the proceeds in new Oil Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil Interests, the General Partner believes that the changes in percentage terms in USOF’s NAV will continue to closely track the changes in percentage terms in the prices of the futures contracts in which USOF invests. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the AMEX closely tracking the NAV of USOF. Additionally, as discussed above, the General Partner has conducted research that indicates that oil futures contracts traded on the NYMEX have closely tracked the spot price of the underlying oil. Based on these expected interrelationships, the General Partner believes that the changes in the price of USOF’s units as traded on the AMEX will continue to closely track the changes in the spot price of light, sweet crude oil.

What are Oil Futures Contracts?

Oil Futures Contracts are agreements between two parties. One party agrees to buy oil from the other party at a later date at a price and quantity agreed upon when the contract is made. Oil Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Oil Futures Contract is traded on the NYMEX in units of 1,000 barrels.   The price of crude oil futures contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Oil Futures Contracts are discussed below. Additional risks of investing in Oil Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USOF?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Oil Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USOF is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the price fluctuation for Oil Futures Contracts.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments at any one time in the Benchmark Oil Futures Contract is 20,000 contracts. If USOF exceeds this accountability level for investments in the Benchmark Oil Futures Contract, the NYMEX will monitor USOF’s exposure and ask for further information on USOF’s activities, including the total size of all positions, investment and trading strategy, and the extent of USOF’s liquidity resources. If deemed necessary by the NYMEX, it could also order USOF to reduce its position back to the accountability level. As of December 31, 2007, USOF held 4,754 Oil Futures Contracts traded on the NYMEX and 300 Oil Futures Contracts traded on the ICE Futures.

If the NYMEX orders USOF to reduce its position back to the accountability level, or to an accountability level that the NYMEX deems appropriate for USOF, such an accountability level may impact the mix of investments in oil interests made by USOF. To illustrate, assume that the price of the Benchmark Oil Futures Contract and the unit price of USOF are each $10, and that the NYMEX has determined that USOF may not own more than 20,000 Benchmark Oil Futures Contracts. In such case, USOF could invest up to $2 billion of its daily net assets in the Benchmark Oil Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Oil Futures Contract is a contract for 1,000 barrels of oil multiplied by 20,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $2 billion in the Benchmark Oil Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Oil Futures Contract, depending on whether the NYMEX imposes limits. If the NYMEX does impose limits at the $2 billion level (or another level), USOF anticipates that it will invest the majority of its assets above that level in a mix of other Oil Futures Contracts or Other Oil Interests.

In addition to accountability levels, the NYMEX imposes position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to change or "roll" from the near month contract to expire to the next month contract during one day beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Oil Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Benchmark Oil Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

USOF anticipates that to the extent it invests in Oil Futures Contracts other than light, sweet crude oil contracts (such as futures contracts for Brent crude oil, natural gas, heating oil, and gasoline) and Other Oil Interests, it will invest in various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil Interests against the current Benchmark Oil Futures Contract.

Examples of the position and price limits imposed are as follows:
Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
NYMEX Light, Sweet Crude Oil	Any one month/all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
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

ICE Futures Brent Crude Futures	There are no position limits.	There is no maximum daily price fluctuation limit.
ICE WTI Crude Futures	There are no position limits.	There is no maximum daily price fluctuation.
NYMEX Heating Oil	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month
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

NYMEX Gasoline	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
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

NYMEX Natural Gas	Any one month/all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$3.00 per mmBtu ($30,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $3.00 per mmBtu in either direction. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

Price Volatility. Despite daily price limits, the price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by oil futures traders throughout the day. These economic factors include; changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because USOF invests a significant portion of its assets in Oil Futures Contracts, the assets of USOF, and therefore the prices of USOF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USOF’s futures positions have declined in value, USOF may be required to post variation margin to cover this decline. Alternatively, if USOF futures positions have increased in value, this increase will be credited to USOF’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USOF may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market.

Light, Sweet Crude Oil. Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, heating oil, and jet fuel. The price of light, sweet crude oil has historically exhibited periods of significant volatility.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries ("OPEC") also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

In Europe, Brent crude oil is the standard for futures contracts traded on the ICE Futures, an electronic marketplace for energy trading and price discovery. Brent crude oil is the price reference for two-thirds of the world’s traded oil.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract, listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The price of heating oil has historically been volatile.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline futures contract, listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

Natural Gas. Natural gas accounts for almost a quarter of U.S. energy consumption. The natural gas futures contract, listed and traded on the NYMEX, trades in units of 10,000 million British thermal units (mmBtu) and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. The price of natural gas has historically been volatile.

Why Does USOF Purchase and Sell Oil Futures Contracts?

USOF’s investment objective is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the Benchmark Oil Futures Contract, less USOF’s expenses. USOF invests primarily in Oil Futures Contracts. USOF seeks to have its aggregate NAV approximate at all times the aggregate face amount of the Oil Futures Contracts (or Other Oil Interests) USOF holds.

Other than investing in Oil Futures Contracts and Other Oil Interests, USOF only invests in assets to support these investments in oil interests. At any given time, most of USOF’s investments will be in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USOF’s positions in Oil Futures Contracts and Other Oil Interests. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USOF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 10% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USOF would deposit the required margin with the futures commission merchant and hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically only 5% to 10% of USOF’s assets are held as margin in segregated accounts with the futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Oil Futures Contracts it owns, USOF holds through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. USOF earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. It anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USOF reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USOF reinvests the earned interest income, it will make investments that are consistent with its investment objectives.

What is the Flow of Units?

What are the Trading Policies of USOF?

Liquidity

USOF invests only in Oil Futures Contracts and Other Oil Interests that are traded in sufficient volume to permit, in the opinion of the General Partner, ease of taking and liquidating positions in these financial interests.

Spot Commodities

While the Oil Futures Contracts traded on the NYMEX can be physically settled, USOF does not intend to take or make physical delivery. USOF may from time to time trade in Other Oil Interests, including contracts based on the spot price of crude oil.

Leverage

While USOF’s historical ratio of margin to total assets has generally ranged from 0% to 5%, the General Partner endeavors to have the value of USOF’s Treasuries, cash and/or cash equivalents, whether held by USOF or posted as margin or collateral, at all times approximate the aggregate face value of USOF's obligations under its Oil Futures Contracts and Other Oil Interests.

Borrowings

Borrowings are not used by USOF, unless USOF is required to borrow money in the event of physical delivery, if USOF trades in cash commodities, or for short-term needs created by unexpected redemptions. USOF expects to have the value of its Treasuries, cash and/or cash equivalents whether held by USOF or posted as margin or collateral, at all times approximate the aggregate face value of its obligations under its Oil Futures Contracts and Other Oil Interests. USOF has not established and does not plan to establish credit lines.

Pyramiding

USOF has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USOF. In this capacity, BBH&Co. holds USOF’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, BBH&Co. performs certain administrative and accounting services for USOF and prepares certain Securities and Exchange Commission ("SEC") and CFTC reports on behalf of USOF. The General Partner pays BBH&Co. a fee for these services.

USOF also employs a Marketing Agent. The General Partner pays the Marketing Agent fee of $425,000 per annum plus an incentive fee as follows: 0.00% on USOF’s assets from $0-500 million; 0.04% on USOF’s assets from $500 million-$4 billion; and 0.03% on USOF’s assets in excess of $4 billion; provided, however, that in no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

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

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USOF. UBS Securities is registered in the U.S. with the Financial Industry Regulatory Authority ("FINRA") as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS Securities was involved in the 2003 Global Research Analyst Settlement. This settlement was part of the global settlement that UBS Securities and nine other firms reached with the U.S. Securities and Exchange Commission (the "SEC"), FINRA, New York Stock Exchange (the "NYSE") and various state regulators. As part of the settlement, UBS Securities agreed to pay $80,000,000 divided among retrospective relief, for procurement of independent research and for investor education. UBS Securities has also undertaken to adopt enhanced policies and procedures reasonably designed to address potential conflicts of interest arising from research practices.

On June 27, 2007, the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “MUSA”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities.  The Secretary seeks to require UBS Securities to permanently cease and desist from conduct that violates the MUSA and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

Further, UBS Securities, like most large, full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, NYSE and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on FINRA’s website at www.finra.org. Actions with respect to UBS Securities’s futures commission merchant business are publicly available on the website of the NFA (www.nfa.futures.org/).

UBS Securities acts only as clearing broker for USOF and, as such, is paid commissions for executing and clearing trades on behalf of USOF. UBS Securities neither acts in any supervisory capacity with respect to the General Partner nor participates in the management of the General Partner or USOF.

Currently, the General Partner does not employ commodity trading advisors. If, in the future, the General Partner does employ commodity trading advisors, it will choose each advisor based on arms-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USOF
Fees and Compensation Arrangements with the General Partner and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by the General Partner
Brown Brothers Harriman & Co., Custodian and Administrator
A $25,000 annual fee for its transfer agency services; and for its custody, fund accounting and fund administration services, the greater of a minimum amount of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USOF, USNG, US12OF and USG’s net assets, (b) 0.0465% for USOF, USNG, US12OF and USG’s net assets greater than $500 million but less than $1 billion, and (c) and 0.035% of USOF, USNG, US12OF and USG’s net assets that exceed $1 billion.

ALPS Distributors, Inc., Marketing Agent	425,000 per annum plus an incentive fee as follows: 0.0% on USOF’s assets from $0-500 million; 0.04% on USOF’s assets from $500 million-$4 billion; 0.03% on USOF’s assets in excess of $4 billion.

* The General Partner pays this compensation.

Compensation to the General Partner

USOF pays a management fee to the General Partner as follows:

Assets	Management Fee
First $1,000,000,000	0.50% of NAV
After the first $1,000,000,000	0.20% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.

Fees and Compensation Arrangements between USOF and Non-Affiliated Service Providers**

Service Provider	Compensation Paid by USOF
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell
Non-Affiliated Brokers	Approximately 0.16% of assets

**USOF pays this compensation.

New York Mercantile Exchange Licensing Fee***

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

***
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USOF is responsible for its pro rata share of the assets held by USOF, USNG, US12OF and USG as well as other funds managed by the General Partner, including US12NG and USHO, when and if such funds commence operations.

Expenses Paid by USOF through December 31, 2007 in dollar terms:

Expenses	Amount in Dollar Terms
Amount Paid to General Partner:	$3,622,613
Amount Paid in Portfolio Brokerage Commissions:	$1,184,956
Other Amounts Paid or Accrued:	$1,530,281
Total Expenses Paid or Accrued:	$6,337,850

Expenses Paid by USOF through December 31, 2007 as a Percentage of Average Daily Net Assets:

Expenses	Amount as a Percentage of Average Daily Net Assets
General Partner	0.50% annualized
Portfolio Brokerage Commissions	0.16% annualized
Other Amounts Paid or Accrued	0.21% annualized
Total Expense Ratio	0.87% annualized

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all holders of the units in the registry (the “Register”). The General Partner recognizes transfers of units in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company ("DTC").

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

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

Transfer/Application Requirements. All purchasers of USOF’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USOF’s LP Agreement and is eligible to purchase USOF’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application will be imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through USOF. Further, the General Partner may request each record holder to furnish certain information, including that holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of the USOF’s limited partners if that investor’s ownership would subject USOF to the risk of cancellation or forfeiture of any of USOF’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of USOF’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and USOF will have the right to redeem those securities held by the record holder.

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

If consent of the General Partner is withheld, such transferee shall be an assignee. An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership. With respect to voting rights attributable to units that are held by assignees, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units. If no such written direction is received, such units will not be voted. An assignee shall have no other rights of a limited partner.

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

The Administrator calculates the NAV of USOF once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

In addition, in order to provide updated information relating to USOF for use by investors and market professionals, the AMEX calculates and disseminates throughout the trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USOF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Oil Futures Contracts on the NYMEX. The prices reported for the active Benchmark Oil Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the active contract, the last sale price for the active contract is not adjusted. The indicative fund value unit basis disseminated during AMEX trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular AMEX trading hours of 9:30 a.m. New York time to 4:15 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USOF’s units are traded on the AMEX, but real-time NYMEX trading prices for oil futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

The AMEX disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the AMEX’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USOF units on the AMEX. Investors and market professionals are able throughout the trading day to compare the market price of USOF and the indicative fund value. If the market price of USOF units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USOF appears to be trading at a discount compared to the indicative fund value, a market professional could buy USOF units on the AMEX and sell short oil futures contracts. Such arbitrage trades can tighten the tracking between the market price of USOF and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Oil Futures Contracts, Other Oil Interests and Treasuries held by USOF are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down according solely to changes in the average of the prices of the Benchmark Oil Futures Contract.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USOF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USOF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. As of December 31, 2007, 8 Authorized Purchasers had entered into agreements with USOF to purchase Creation Baskets.

Certain Authorized Purchasers are expected to have the facility to participate directly in the physical crude oil market and the crude oil futures market. In some cases, an Authorized Purchaser or its affiliates may from time to time acquire crude oil or sell crude oil and may profit in these instances. The General Partner believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will impact the price of crude oil, Oil Futures Contracts, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the General Partner has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is attached as an exhibit to this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the AMEX, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the AMEX, whichever is earlier; except in the case of the initial Authorized Purchaser’s or any other Authorized Purchaser’s initial order to purchase one or more Creation Baskets on the first day the baskets are to be offered and sold, when such orders shall be placed by 9:00 a.m. New York time on the day agreed to by the General Partner and the initial Authorized Purchaser. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash with USOF, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent publishes such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USOF’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USOF shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USOF’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The General Partner acting by itself or through the Marketing Agent may reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to USOF at that time will not enable it to meet its investment objective;
•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USOF or its unitholders;
•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the General Partner, be unlawful; or
•	circumstances outside the control of the General Partner, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the General Partner, Marketing Agent or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the AMEX, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USOF not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USOF’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

Determination of Redemption Distribution

The redemption distribution from USOF consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent publishes such requirements as of 4:00 p.m. New York time on the redemption order date.

Delivery of Redemption Distribution

The redemption distribution due from USOF will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, USOF’s DTC account has been credited with the baskets to be redeemed. If USOF’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USOF receives the fee applicable to the extension of the redemption distribution date which the General Partner may, from time to time, determine and the remaining baskets to be redeemed are credited to USOF’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from the General Partner, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USOF’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the General Partner may from time to time determine.

Suspension or Rejection of Redemption Orders

The General Partner may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the AMEX or the NYMEX is closed other than customary weekend or holiday closings, or trading on the AMEX or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as the General Partner determines to be necessary for the protection of the limited partners. None of the General Partner, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The General Partner will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

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

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the AMEX, the NAV of USOF at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil Interests. The prices of units offered by Authorized Purchasers are expected to fall between USOF’s NAV and the trading price of the units on the AMEX at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person has any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. Units are expected to trade in the secondary market on the AMEX. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil Interests. While the units trade on the AMEX until 4:15 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USOF and Affiliates

USOF’s offering began on April 10, 2006 and is a continuous offering. As of December 31, 2007, the total amount of money raised by USOF from Authorized Purchasers was $6,142,802,106; the total number of Authorized Purchasers was 12, the number of baskets purchased by Authorized Purchasers was 1,074; and the aggregate amount of units purchased was 107.4 million. For more information on the performance of USOF, see the Performance Tables below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Experience in Raising and Investing in Funds through December 31, 2007

Dollar Amount Offered:	$7,094,860,000

Dollar Amount Raised:	$6,142,801,105

Offering Expenses*:
SEC registration fee**:	$800,474
FINRA fee**:	$377,500
AMEX Listing fee**:	$5,000
Auditor's fees and expenses**:	$59,000
Legal fees and expenses**:	$1,249,109
Printing expenses:	$241,977

Length of Offering:	Continuous
——————
*   Amounts are for organizational and offering expenses incurred in connection with the offerings from April 10, 2006 through December 31, 2007.
** Paid for by the General Partner in connection with the initial public offering.

Performance Capsule

Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Gross Capital Subscriptions (from inception through December 31, 2007):	$6,142,801,105
Total Net Assets as of December 31, 2007:	$485,222,737 *
Initial NAV Per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2007:	$75.82
Worst Monthly Percentage Draw-down:	September 2006 (11.71%)
Worst Peak-to-Valley Draw-down:	June 2006-January 2007 (30.60%)
Total Rate of Return Since Inception:	12.51%
——————
* Inclusive of transactions recorded on a trade date + 1 basis.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of Return For the Year 2007
January	(6.55%)
February	5.63%
March	4.61%
April	(4.26%)
May	(4.91%)
June	9.06%
July	10.57%
August	(4.95%)
September	12.11%
October	16.98%
November	(4.82%)
December	8.67%

The General Partner is also currently the general partner of US12OF, USNG and USG. Each of the General Partner, USNG, US12OF and USG is located in California.

US12OF is a publicly traded limited partnership which seeks to have the changes in percentage terms of  its units’ NAV track the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  US12OF began trading on the AMEX on December 6, 2007 and is a continuous offering.  As of December 31, 2007, the total amount of money raised by US12OF from Authorized Purchasers was $20,127,316; the total number of Authorized Purchasers was 2; the number of baskets purchased by Authorized Purchasers was 4; and the aggregate amount of units purchased was 400,000.

USNG is a publicly traded limited partnership which seeks to have the changes in percentage terms of its unit’s NAV track the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the futures contract on natural gas traded on the NYMEX, less USNG's expenses. USNG invests in a mixture of listed natural gas futures contracts, other natural gas related investments, Treasuries, cash and cash equivalents. USNG began trading on the AMEX on April 18, 2007 and is a continuous offering.  As of December 31, 2007, the total amount of money raised by USNG from Authorized Purchasers was $1,458,787,976; the total number of Authorized Purchasers was 4; the number of baskets purchased by Authorized Purchasers was 379; and the aggregate amount of units purchased was 37,900,000.

USG is a publicly traded limited partnership which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less USG’s expenses.  USG invests in a mixture of listed gasoline futures contracts, other gasoline related investments, Treasuries, cash and cash equivalents.  USG began trading on the AMEX on February 26, 2008 and is a continuous offering.  During the year ended December 31, 2007, USG had not yet commenced investment activities nor issued units.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2007, the simple average daily change in its benchmark oil futures contract was 0.480%, while the simple average daily change in the NAV of US12OF over the same time period was 0.489%. The average daily difference was 0.009% (or 0.9 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 2.651%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2007, the simple average daily change in its benchmark futures contract was -0.154%, while the simple average daily change in the NAV of USNG over the same time period was -0.143%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1% ). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 1.994%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

There are significant differences between investing in US12OF and USNG and investing directly in the futures market. The General Partner’s results with US12OF and USNG may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts. For more information on the performance of US12OF and USNG, see the Performance Tables below.  Since USG did not commence investment activities nor issue units during the year ended December 31, 2007, performance information has not been included for USG.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
Experience in Raising and Investing in Funds through December 31, 2007

Dollar Amount Offered in US12OF Offering*:	$550,000,000
Dollar Amount Raised in US12OF Offering:	$20,127,316
Organizational Expenses in US12OF Offering:
SEC registration fee**:	$16,885
FINRA registration fee**:	$75,500
AMEX listing fee**:	$5,000
Auditor’s fees and expenses**:	$10,700
Legal fees and expenses**:	$233,799
Printing expenses**:	$23,755
Length of US12OF offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Dollar Amount Offered in USNG Offering*:	$3,664,500,000
Dollar Amount Raised in USNG Offering:	$1,458,787,976
Organizational Expenses in USNG Offering:
SEC registration fee**:	$104,010
FINRA registration fee**:	$151,000
AMEX listing fee**:	$5,000
Auditor’s fees and expenses**:	$29,000
Legal fees and expenses**:	$526,746
Printing expenses**:	$40,323
Length of USNG offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner and USNG.

Compensation to the General Partner and Other Compensation

US12OF:
Expenses Paid by US12OF through December 31, 2007 in dollar terms (unaudited):

Expense	Amount in Dollar Terms
Amount Paid to General Partner in US12OF Offering:	$8,790
Amount Paid in Portfolio Brokerage Commissions in US12OF offering:	$892
Other Amounts Paid in US12OF Offering:	$3,479
Total Expenses Paid in US12OF Offering:	$13,161

Expenses Paid by US12OF through December 31, 2007 as a Percentage of Average Daily Net Assets (unaudited):

Expenses in US12OF Offering:	Amount As a Percentage of Average Daily Net Assets
General Partner:	0.60% annualized
Portfolio Brokerage Commissions:	0.06% annualized
Other Amounts Paid in US12OF Offering	0.24% annualized
Total Expense Ratio:	0.90% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2007):	$20,126,316
Total Net Assets as of December 31, 2007:	$21,691,479
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2007:	$54.23
Worst Monthly Percentage Draw-down:	N/A
Worst Peak-to-Valley Draw-down:	N/A

USNG:
Expenses Paid by USNG through December 31, 2007 in dollar terms (unaudited):

Expense	Amount in Dollar Terms
Amount Paid to General Partner in USNG Offering:	$1,239,862
Amount Paid in Portfolio Brokerage Commissions in USNG offering:	$351,310
Other Amounts Paid in USNG Offering:	$454,149
Total Expenses Paid in USNG Offering:	$2,045,321

Expenses Paid by USNG through December31, 2007 as a Percentage of Average Daily Net Assets (unaudited):

Expenses in USNG Offering:	Amount As a Percentage of Average Daily Net Assets
General Partner:	0.60% annualized
Portfolio Brokerage Commissions:	0.17% annualized
Other Amounts Paid in USNG Offering	0.22% annualized
Total Expense Ratio:	0.99% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2007):	$1,458,786,977
Total Net Assets as of December 31, 2007:	$593,394,981
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2007:	$36.18
Worst Monthly Percentage Draw-down:	November 2007 (16.16%)
Worst Peak-to-Valley Draw-down:	April 2007 - August 2007 (34.74%)

COMPOSITE PERFORMANCE DATA FOR US12OF
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of Return For the Year 2007
December*	8.46%
Annual Rate of Return (through December 31, 2007)	8.46%
* Partial from December 6, 2007.

COMPOSITE PERFORMANCE DATA FOR USNG
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
Month	Rates of Return For the Year 2007
April*	4.30%
May	(0.84)%
June	(15.90)%
July	(9.68)%
August	(13.37)%
September	12.28%
October	12.09%
November	(16.16)%
December	0.75%
Annual Rate of Return (through December 31, 2007)	(27.64)%
* Partial from April 17, 2007.

Draw-down: Losses experienced over a specified period. Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of the fund. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns.  Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end. For example, if the NAV per unit declined by $1 in each of January and February, increased by $1 in March and declined again by $2 in April, a “peak-to-trough drawdown” analysis conducted as of the end of April would consider that “drawdown” to be still continuing and to be $3 in amount, whereas if the NAV per unit had increased by $2 in March, the January-February drawdown would have ended as of the end of February at the $2 level.

Nicholas Gerber, the president and CEO of the General Partner, ran the Marc Stevens Futures Index Fund over 10 years ago. This fund combined commodity futures with equity stock index futures. It was a very small private offering, which had under $1 million in assets. The Marc Stevens Futures Index Fund was a commodity pool and Mr. Gerber was the CPO. Ameristock Corporation is an affiliate of the General Partner and it is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act") that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the "1940 Act") that focuses on large cap U.S. equities that has approximately $425 million in assets as of December 31, 2007. Ameristock Corporation is also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that seeks investment results that correspond to the performance of U.S. Treasury indices owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.

Investments

The General Partner applies substantially all of USOF’s assets toward trading in Oil Futures Contracts and Other Oil Interests, Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of USOF’s net assets with the futures commission merchant or other custodian for trading. When USOF purchases an Oil Futures Contract and certain exchange traded Other Oil Interests, USOF is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity. This deposit is known as “margin.” USOF invests the remainder of its assets equal to the difference between the margin deposited and the face value of the futures contract in Treasuries, cash and/or cash equivalents.

The General Partner believes that all entities that hold or trade USOF’s assets are based in the United States and are subject to United States regulations.

Approximately 5% to 10% of USOF’s assets have normally been committed as margin for Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of USOF’s assets not invested in oil interests or held in margin as reserves to be available for changes in margin. All interest income is used for USOF’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to USOF to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

USOF’s assets are held in segregation pursuant to the CEA and CFTC regulations.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the "CFMA"), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade. The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

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

A designated contract market is the most highly regulated level of futures exchange. Designated contract markets may offer products to retail customers on an unrestricted basis. To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants. Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the NYMEX. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered derivatives clearing organization.

A derivatives transaction execution facility (a "DTEF"), is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedgor, which USOF is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in Oil Futures Contracts (including investments in the Benchmark Oil Futures Contract) on the NYMEX is 20,000 contracts. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USOF and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits USOF’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits or more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for Oil Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Oil Futures Contract. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limits during any one trading session.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the General Partner, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the General Partner’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing USOF, and might result in the termination of USOF. USOF itself is not required to be registered with the CFTC in any capacity.

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

SEC Reports

USOF makes available, free of charge, on its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USOF’s condensed financial statements and the related notes.

Risks Associated With Owning Direct or Indirect Interests in Oil

Investing in oil interests subjects USOF to the risks of the crude oil industry and this could result in large fluctuations in the price of USOF’s units.

USOF is subject to the risks and hazards of the crude oil industry because it invests in oil interests. The risks and hazards that are inherent in the oil industry may cause the price of oil to widely fluctuate. If USOF’s units accurately track the spot price of light, sweet crude oil, then the price of its units may also fluctuate.

The risks of crude oil drilling and production activities include the following:

•	no commercially productive crude oil or natural gas reservoirs may be found;
•	crude oil and natural gas drilling and production activities may be shortened, delayed or canceled;
•	the ability of an oil producer to develop, produce and market reserves may be limited by:
• title problems,
• political conflicts, including war,
• weather conditions,
• compliance with governmental requirements,
• refinery capacity, and
• mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;
•	decisions of the cartel of oil producing countries ( e.g. , OPEC), to produce more or less oil;
•	increases in oil production due to price rises may make it more economical to extract oil from additional sources and may later temper further oil price increases; and
•	economic activity of users, as certain economies’ expand, oil consumption increases ( e.g. , China, India) and as economies contract (in a recession or depression), oil demand and prices fall.

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

The price of USOF’s units may be influenced by factors such as the short-term supply and demand for oil and the short-term supply and demand for USOF’s units. This may cause the units to trade at a price that is above or below USOF’s NAV per unit. Accordingly, changes in the price of units may substantially vary from the changes in the spot price of light, sweet crude oil. If this variation occurs, then investors may not be able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in oil.

While it is expected that the trading prices of units will fluctuate in accordance with changes in USOF’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for oil and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USOF’s NAV. This could cause changes in the price of units to substantially vary from changes in the spot price of light, sweet crude oil. This may be harmful to investors because if changes in the price of units vary substantially from changes in the spot price of light, sweet crude oil, then investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in oil.

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

The General Partner endeavors to invest USOF’s assets as fully as possible in short-term Oil Futures Contracts and Other Oil Interests so that the changes in NAV closely correlate with the changes in the price of the Benchmark Oil Futures Contract. However, changes in USOF’s NAV may not correlate with the changes in the price of the Benchmark Oil Futures Contract for several reasons as set forth below:

•
USOF (i) may not be able to buy/sell the exact amount of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Oil Futures Contracts or Other Oil Interests at the market price; (iii) may not experience a perfect correlation between the spot price of light, sweet crude oil and the underlying investments in Oil Futures Contracts and Other Oil Interests and Treasuries, cash and/or cash equivalents; and (iv) is required to pay brokerage fees and  the management fee, which will have an effect on the correlation.

•
Short-term supply and demand for light, sweet crude oil may cause the market price of the changes in the Benchmark Oil Futures Contract to vary from changes in USOF’s NAV if USOF has fully invested in Oil Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Oil Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of crude oil and the prices of related futures contracts.

•
USOF plans to buy only as many Oil Futures Contracts and Other Oil Interests that it can to get the changes in the NAV as close as possible to the price of the changes in Benchmark Oil Futures Contract. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in oil interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of light, sweet crude oil and the price of the Benchmark Oil Futures Contract.

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

•
USOF may not be able to buy the exact number of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with the Benchmark Oil Futures Contract if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USOF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USOF receives $6,679,000 for the sale of a Creation Basket and assume that the price of an Oil Futures Contract for light, sweet crude oil is $66,800, then USOF could only invest in only 99 Oil Futures Contracts with an aggregate value of $6,613,200). USOF would be required to invest a percentage of the proceeds in Treasuries to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in cash and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, USOF may not be able to purchase these investments at the last reported price for such investments.

If changes in USOF’s NAV do not correlate with changes in the price of the Benchmark Oil Futures Contract, then  investing in USOF may not be an effective way to hedge against oil-related losses or indirectly invest in oil.

The Benchmark Oil Futures Contract may not correlate with the spot price of light, sweet, crude oil and this could cause the price of units to substantially vary from the changes in the spot price of light, sweet crude oil. If this were to occur, then investors may not be able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

When using the Benchmark Oil Futures Contract as a strategy to track the spot price of light, sweet crude oil, at best the correlation between changes in prices of such oil interests and the spot price of crude oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for such oil interests and technical influences in oil futures trading. If there is a weak correlation between the oil interests and the spot price of light, sweet, crude oil, then the price of units may not accurately track the spot price of light, sweet crude oil and investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in oil.

USOF may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USOF is required to sell Treasuries at a price lower than the price at which they were acquired, USOF will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of USOF’s Oil Futures Contracts and Other Oil Interests, and the spot price of light, sweet crude oil.

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

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USOF has not and does not intend to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Oil Futures Contracts that the General Partner will acquire or enter into for USOF, increases the risk of illiquidity. Such positions may be more difficult to liquidate at favorable prices and there is an additional risk that losses may be incurred during the period in which positions are being liquidated. The Other Oil Interests that USOF invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and the contract’s express limitations.

Because both Oil Futures Contracts and Other Oil Interests may be illiquid, USOF’s oil interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgors and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgors in the market, USOF might have to reinvest at higher futures prices or choose Other Oil Interests.

The changing nature of the hedgors and speculators in the crude oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, crude oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgors in the futures market are the purchasers of the crude oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of crude oil. This can have significant implications for USOF when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract.

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

The price relationship between the near month contract and the next to near month contract that compose the Benchmark Oil Futures Contract will vary and may impact both the total return over time of USOF’s NAV, as well as the degree to which its total return tracks other crude oil price indices’ total returns.

The design of USOF's  Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when it will use the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of an oil futures market where near month contracts trade at a higher price than next to near month contracts, a situation described as “backwardation” in the futures market occurs. Absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result the total return of the Benchmark Oil Futures Contract would tend to track higher. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next to near month contracts, a situation described as “contango” in the futures market occurs. Absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Oil Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may lead the total return of USOF’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling oil prices, this could have a significant negative impact on USOF’s NAV and total return.

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

Participants in the crude oil or in other industries may use USOF as a vehicle to hedge the risk of losses in their crude oil-related transactions. There are several risks in connection with using USOF as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedgor’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedgor may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedgor foregoes the opportunity to profit from favorable price movements.

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

In addition, using an investment in USOF as a hedge for changes in energy costs (e.g. , investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of crude oil may vary from changes in energy costs because the spot price may not be at the same rate as changes in the price of other energy products, and, in any case, the price of crude oil does not reflect the refining, transportation, and other costs that may impact the hedgor’s energy costs.

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

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil Interests, than on traditional securities. These additional variables may create additional investment risks that subject USOF’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, USOF cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USOF’s Operating Risks

USOF is not a registered investment company so unitholders do not have the protections of the 1940 Act.

USOF is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The General Partner is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of USOF, the General Partner relies heavily on Messrs. Nicholas Gerber, John Love and John Hyland. If Messrs. Gerber, Love or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USOF. Furthermore, Messrs. Gerber, Love and Hyland are currently involved in the management of USNG, US12OF and USG, and the General Partner is currently in the process of registering two other exchange traded security funds, USHO and US12NG.  Messrs. Gerber and Love are also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Gerber will spend approximately 50% of his time on USOF, USNG, USHO, USG, US12OF and US12NG matters.  Mr. Love will spend approximately 95% of his time on USOF, USNG, USHO, USG, US12OF and US12NG matters and Mr. Hyland will spend approximately 75% of his time on USOF, USNG, USHO, USG, US12OF and US12NG matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Love and Hyland, as well as the other officers of the General Partner, including Mr. Mah, the Chief Financial Officer, and its Board of Directors.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Oil Futures Contract and prevent investors from being able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other as a hedge, which an investment in USOF is not) may hold, own or control. For example, the current accountability level for investments at any one time in the Benchmark Oil Futures Contract is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Benchmark Oil Futures Contracts. With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the NYMEX also sets daily price fluctuation limits on Oil Futures Contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular Oil Futures Contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Oil Futures Contract. This limit is initially based off of the previous trading day’s settlement price. If any Benchmark Oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limits during any one trading session.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract.This may in turn prevent investors from being able to effectively use USOF as a way to hedge against oil-related losses or as a way to indirectly invest in crude oil.

USOF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil Interests. If USOF encounters accountability levels, position limits, or price fluctuation limits for crude oil contracts on the NYMEX, it has and will continue to, if permitted under applicable regulatory requirements, purchase futures contracts on the ICE Futures (formerly, the International Petroleum Exchange) or other exchanges that trade listed oil futures. The futures contracts available on the ICE Futures are generally comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices.

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

USOF and the General Partner may have inherent conflicts to the extent the General Partner attempts to maintain USOF’s asset size in order to preserve its fee income and this may not always be consistent with USOF’s objective of tracking changes in the spot price of light, sweet crude oil. The General Partner’s officers, directors and employees do not devote their time exclusively to USOF. These persons are directors, officers or employees of other entities that may compete with USOF for their services. They could have a conflict between their responsibilities to USOF and to those other entities.

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

The General Partner serves as the general partner to each of USOF, USNG, US12OF and USG and will serve as the general partner for USHO and US12NG, if such other funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for USOF may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as USOF’s. If the General Partner believes that a trading decision it made on behalf of USOF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for USOF, which could either impede or improve the opportunity for USOF from meeting its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and you could lose your investment.

Unitholders may only vote on the removal of the General Partner and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of USOF and do not control the General Partner so they will not have influence over basic matters that affect USOF.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove the General Partner. Limited partners will have limited voting rights with respect to USOF’s affairs. Unitholders may remove the General Partner only if 66 and 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of USOF or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of the General Partner to manage USOF’s affairs.

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

A limited partner will not be liable for assessments in addition to its initial capital investment in any of our capital securities representing units. However, a limited partner may be required to repay to us any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, we may not make a distribution to limited partners if the distribution causes our liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of our assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

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

USOF pays brokerage charges of approximately 0.15%, futures commission merchant fees of $3.50 per buy or sell, management fees of 0.50% of NAV on the first $1,000,000,000 of assets and 0.20% of NAV after the first $1,000,000,000 of assets, and over-the-counter spreads and extraordinary expenses (i.e. expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USOF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USOF’s activities are profitable. Accordingly, USOF must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

USOF has historically depended upon its affiliates to pay all its expenses. If this offering of units does not raise sufficient funds to pay USOF’s future expenses and no other source of funding of expenses is found, USOF may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on January 30, 2007, all of USOF’s expenses were funded by the General Partner and its affiliates. These payments by the General Partner and its affiliates were  designed to allow USOF the ability to commence the public offering of its units. USOF now directly pays certain of these fees and expenses.  The General Partner will continue to pay other fees and expenses, as set forth in the LP Agreement. If the General Partner and USOF are unable to raise sufficient funds to cover their expenses or locate any other source of funding, USOF may be forced to terminate and investors may lose all or part of their investment.

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

USOF may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

The General Partner does not employ trading advisors for USOF; however, it reserves the right to employ them in the future. The only advisor to USOF is the General Partner. A lack of independent trading advisors may be disadvantageous to USOF because it will not receive the benefit of a trading advisor’s expertise.

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

Third parties may utilize USOF’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. The General Partner has a patent pending for USOF’s business method and it is registering its trademarks. USOF does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of USOF’s proprietary software and other technology could also adversely affect its competitive advantage. USOF may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the General Partner or claim that the General Partner has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the General Partner may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the General Partner is successful and regardless of the merits, may result in significant costs, divert its resources from USOF, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements. See "Legal Risks" below.

The success of USOF depends on the ability of the General Partner to accurately implement trading systems, and any failure to do so could subject USOF to losses on such transactions.

The General Partner uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell oil interests each day. Specifically, the General Partner uses the spreadsheet to make mathematical calculations and to monitor positions in oil interests and Treasuries and correlations to the spot price of light, sweet crude oil. The General Partner must accurately process the spreadsheet’s outputs and execute the transactions called for by the formulas. In addition, USOF relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing USOF’s transactions could impair its ability to achieve USOF’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

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

The price of crude oil is volatile which could cause large fluctuations in the price of units.

Movements in the price of crude oil may be the result of factors outside of the General Partner’s control and may not be anticipated by the General Partner. For example, price movements for barrels of oil are influenced by, among other things:

•	changes in interest rates;
•	actions by oil producing countries such as the OPEC countries;
•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;
•	weather and climate conditions;
•	changing supply and demand relationships, including but not limited to increased demand by other countries such as China;
•	changes in balances of payments and trade;
•	U.S. and international rates of inflation;
•	currency devaluations and revaluations;
•	U.S. and international political and economic events; and
•	changes in philosophies and emotions of market participants.

Over-the-Counter Contract Risk

Over-the-counter transactions are subject to little, if any, regulation.

A portion of USOF’s assets may be used to trade over-the-counter oil interest contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by USOF. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose USOF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The General Partner invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges including the NYMEX. However, a portion of USOF’s trades take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USOF, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USOF has less legal and regulatory protection than it does when it trades domestically.

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

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USOF is in many respects uncertain. USOF applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

Legal Risks

USOF has been notified of intellectual property rights that could adversely impact USOF.

Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors. Subsequently, two U.S. Patents were issued; the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “USOF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although USOF may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USOF is currently not a party to any pending material legal proceedings, except for the items noted below.

Goldman Sachs

Goldman Sachs sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors. Subsequently, two U.S. Patents were issued; the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “USOF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USOF’s units have traded on the AMEX under the symbol “USO” since its initial public offering on April 10, 2006. The following table sets forth the range of reported high and low sales prices of the units as reported on AMEX for the periods indicated below.

	High	Low
Fiscal year 2007
First quarter	$53.62	$43.23
Second quarter	$53.56	$48.01
Third quarter	$63.44	$52.35
Fourth quarter	$77.34	$60.76

	High	Low
Fiscal year 2006
Second quarter (beginning April 10, 2006)	$73.23	$64.89
Third quarter	$74.60	$54.06
Fourth quarter	$56.90	$50.25

As of December 31, 2007, USOF had 14,504 holders of units.

Dividends

USOF has not made and does not intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USOF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USOF redeemed 875 baskets (comprising 87,500,000 units) during the year ended December 31, 2007.

Item 6.	Selected Financial Data.

Financial Highlights (for the year ended December 31, 2007)
(Dollar amounts in 000’s except for Loss per unit)

Total assets	$485,817
Net realized and unrealized gain on futures transactions, inclusive of commissions	$254,426
Net income	$284,416
Weighted-average limited partnership units	13,730,137
Net income per unit	$23.95
Net income per weighted average unit	$20.71
Cash at end of year	$354,816

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of USOF included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USOF's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USOF's future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USOF cannot assure investors that these projections included in these forward-looking statements will come to pass. USOF's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USOF has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and USOF assumes no obligation to update any such forward-looking statements. Although USOF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USOF may make directly to them or through reports that USOF in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the AMEX. The investment objective of USOF is for changes in percentage terms of the units’ NAV on a daily basis to reflect the changes in percentage terms in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

At present, on any valuation day the Benchmark Oil Futures Contract is the near month futures contract for light, sweet crude oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire; “next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USOF may also invest in Oil Futures Contracts and Other Oil Interests. The General Partner of USOF is registered as a CPO with the CFTC and is authorized by the LP Agreement to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the NYSE or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operation and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial Authorized Purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash.

Since its initial offering of 17,000,000 units, USOF has made four subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007 and an additional 100,000,000 units which were registered with the SEC on January 24, 2008. Units offered by USOF in subsequent offerings were sold by it for cash at the units' NAV as described in the applicable prospectus. As of December 31, 2007, USOF had issued 107,400,000 units, 19,600,000 of which were remaining and 6,400,000 of which were outstanding.

More units have been issued than are outstanding due to the redemption of units as contemplated and permitted under the LP Agreement. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USOF cannot be resold by USOF without registration of their offering with the SEC. As a result, USOF contemplates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

As of December 31, 2007, the total unrealized gain on crude oil futures contracts owned or held on that day was $35,705,020 and USOF established cash deposits that were equal to $187,445,274. The majority of those cash assets were held in overnight deposits at USOF’s Custodian, while less than 10% of the cash balance was held as margin deposits with the futures commission merchant for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2007 was $75.82.

Portfolio Expenses. USOF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the management fee is 0.5%. For total net assets over $1 billion, the management fee is 0.2% on the incremental amount of assets.

During the period from April 10, 2006 to December 31, 2006, the daily average total net assets of USOF were approximately $400,799,633. At no time during 2006 did the total net assets of USOF exceed $1 billion. The management fee paid by USOF amounted to $1,460,448, which was calculated at the 0.50% rate and accrued daily. Management expenses as a percentage of total net assets average 0.50% over the course of the period.

During the year ended December 31, 2007, the daily average total net assets of USOF were $732,683,031.  During the year ended December 31, 2007, total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF amounted to $3,622,613, which was calculated at the 0.50% rate for the total net assets up to and including $1 billion and at the rate of 0.20% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.50% over the course of the period.

USOF pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the year ended December 31, 2007, USOF incurred $437,974 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with USNG and US12OF based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2007 amounted to a total of $286,000 for all three funds.

Expenses incurred from inception through December 31, 2006 in connection with organizing USOF and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by USOF.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the period from April 10, 2006 to December 31, 2006, total commissions paid amounted to $478,713. As an annualized percentage of total net assets, the actual figure for 2006 represents approximately 0.16% of total net assets. During 2007, total commissions paid amounted to $1,184,956. Prior to the initial offering of its units, USOF had estimated that its annual level of such commissions was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figure for 2007 represents approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For 2006, USOF earned $13,930,431 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.77%. USOF did not purchase Treasuries during 2006 and held all of its funds in cash and/or cash equivalents during this time period. For 2007, USOF earned $34,845,846 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 4.76%. USOF did not purchase Treasuries during 2007 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

For the 30 valuation days ended December 31, 2007, the simple average daily change in the Benchmark Oil Futures Contract was 0.166%, while the simple average daily change in the NAV of USOF over the same time period was 0.176%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.462%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2007, the simple average daily change in the Benchmark Oil Futures Contract was -0.031%, while the simple average daily change in the NAV of USOF over the same time period was 0.042%. The average daily difference was 0.011% (or 1.1 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.98%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the year ended December 31, 2007, the actual total return of USOF as measured by changes in its NAV was 46.17%. This is based on initial NAV of $51.87 on January 2, 2007 and an ending NAV as of December 31, 2007 of $75.82. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended 2007 with an estimated NAV of $73.01, for a total return over the relevant time period of 40.75%. The difference between the actual NAV total return of USOF of 46.17% and the expected total return based on the Benchmark Oil Futures Contract of 40.75% was an error over the time period of +5.42%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the year ended December 31, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

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

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which, could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. In 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in 2007. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contracts. During 2007, USOF earned, on an annualized basis, approximately 4.76% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.50% for management fees and approximately 0.16% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.21% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 3.89% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During 2007, USOF did not hold any Other Oil Interests. However, there can be no assurance that in future quarters USOF will not make use of such Other Oil Interests.

During the year ended December 31, 2007, the prices of front month futures contracts rose from near the $58.00 level to approximately the $95.00 level. The prices of front month contracts were lower than the price of second or third month contracts for the first six months of this time period. The prices of front month contracts were higher than the price of second or third month contracts for most of the second six months of this time period.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the later month contracts. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the past two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The chart below compares the price of the front month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the front month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the front month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the front month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the front month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

An alternative way to view the same data is to subtract the dollar price of the front month contract from the average dollar price of the front 12 month contracts. If the resulting number is a positive number, than the front month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, than the front month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the front month price from the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

A hypothetical investment in a portfolio that involved owning only the front month contract would produce a different result than a hypothetical investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the front month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months worth of contracts would tend to outperform the front month only portfolio. The chart below shows the hypothetical results of owning a portfolio consisting of the front month contract versus a portfolio containing the front 12 month’s worth of contracts. In this example, each month the front month only portfolio would sell the front month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 month’s worth of contracts would sell the front month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

As seen in the chart, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the front month only approach had higher returns, and periods where the 12 month approach had higher total returns.

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

These periods of contango or backwardation do not meaningfully impact USOF’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude oil market. During the year ended December 31, 2007, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, a falling U.S. dollar, the currency in which crude oil is traded globally, continued to be weak, effectively making crude oil cheaper for most non-U.S. dolar economies. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remains about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. Additionally, a concern about the strength of the U.S. economy, and the risk of recession which might lead to the U.S. decreasing its oil consumption in 2008, began to be a factor in the crude oil markets very late in 2007.

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

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its nets assets to trading in oil interests. A significant portion of the NAV was held in Treasuries, cash and/or cash equivalents that were used as margin for USOF's trading in oil interests. Treasuries, cash and/or cash equivalents as a percentage of the total net assets vary from period to period as the market values of the oil interests change. The balance of the net assets is held in USOF's Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF's interest bearing-funds is paid to USOF.

USOF's investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During 2007, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Prior to March 23, 2007, all payments with respect to USOF's and the General Partner's expenses were paid by their affiliates. Neither USOF nor the General Partner has any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to pay USOF's or the General Partner's current or future expenses. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF's expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

USOF's exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has in utilizing its model to trade in oil interests in a manner intended to track the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.

There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USOF in such circumstances. The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF's commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF's futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. A futures commission merchant is not allowed to commingle USOF's assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading. During the year ended December 31, 2007, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange.  Those crude oil contracts are denominated in U.S. dollars.

Off Balance Sheet Financing

As of December 31, 2007, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF's financial position.

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

The General Partner pays the fees of the custodian and transfer agent, BBH&Co., as well as BBH&Co.'s fees for performing administrative services, including in connection with the preparation of USOF's condensed financial statements and its SEC and CFTC reports. The General Partner also pays the fees of USOF's accountants and a separate firm for providing tax related services, as well as those of the Marketing Agent. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX.

In addition to the General Partner's management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA or any other regulatory agency in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USOF may purchase over-the-counter contracts. Unlike most of the exchange-traded oil futures contracts or exchange-traded options on such futures, each party to over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the crude oil, forward crude oil prices or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on NYMEX and the prices of other Oil Futures Contracts that may be invested in by USOF.

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty. In addition, it is also possible for USOF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USOF would no longer have credit risk of its original counterparty, as the clearing house would now be USOF's counterparty. USOF would still retain any price risk associated with its transaction.

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

During the year ended December 31, 2007, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm	61

Statements of Financial Condition at December 31, 2007, 2006 and 2005	62

Schedule of Investments at December 31, 2007 and 2006	63

Statements of Operations for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005	64

Statements of Changes in Partners' Capital for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005	65

Statements of Cash Flows for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005	66

Notes to Financial Statements	67

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP, (the “Fund”) as of December 31, 2007, 2006 and 2005, including the schedule of investments as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) through December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2007, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) through December 31, 2006 and the period from May 12, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2008 expressed an unqualified opinion on the Fund's internal control over financial reporting.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 1, 2008

United States Oil Fund, LP
Statements of Financial Condition
At December 31, 2007, 2006 and 2005

	2007	2006	2005
Assets
Cash and cash equivalents	$354,816,049	$712,883,812	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	86,330,750	87,123,636	-
Unrealized gain (loss) on open commodity futures contracts	35,705,020	(34,383,000)	-
Receivable for units sold	7,581,679	36,080,896	-
Interest receivable	962,551	2,626,230	-
Other assets	420,705	17,000	-

Total assets	$485,816,754	$804,348,574	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$226,782	$332,736	$-
Accrued Tax Reporting Costs	239,954	-	-
License Fee Payable	47,788	22,198	-
Accrued Directors' Fees	33,235	-	-
Brokerage commissions payable	22,886	44,386	-
Other liabilities	23,372	-	-

Total liabilities	594,017	399,320	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-	20
Limited Partners	485,222,737	803,949,254	980
Total Partners' Capital	485,222,737	803,949,254	1,000

Total liabilities and partners' capital	$485,816,754	$804,348,574	$1,000

Limited Partners' units outstanding	6,400,000	15,500,000	-
Net asset value per unit	$75.82	$51.87	$-
Market value per unit	$75.75	$51.60	$-

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments
At December 31, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Foreign Contracts
Crude Oil Future contracts, expires February 2008	300	$2,361,000	0.49

United States Contracts
Crude Oil Future contracts, expires February 2008	4,754	33,344,020	6.87
	5,054	$35,705,020	7.36

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	$253,701,525	253,701,525	52.28
	$253,701,525	253,701,525	52.28

Cash	101,114,524	20.84
Total cash and cash equivalents	354,816,049	73.12

Cash on deposit with broker	86,330,750	17.79
Other assets in excess of liabilities	8,370,918	1.73
Total Partners' Capital	$485,222,737	100.00

United States Oil Fund, LP
Schedule of Investments
At December 31, 2006

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Future contracts, expires February 2007	13,171	$(34,383,000)	(4.28)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Asset Portfolio	$171,344,554	171,344,554	21.31
AIM STIT- STIC Prime Portfolio	171,230,961	171,230,961	21.30
Goldman Sachs Financial Square Funds - Prime Obligations Fund	190,268,507	190,268,507	23.67
	$532,844,022	532,844,022	66.28

Cash	180,039,790	22.39
Total cash and cash equivalents	712,883,812	88.67

Cash on deposit with broker	87,123,636	10.84
Other assets in excess of liabilities	38,324,806	4.77
Total Partners' Capital	$803,949,254	100.00

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Operations
For the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to
December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005

		Period from	Period from
	Year ended	April 10, 2006 to	May 12, 2005 to
	December 31, 2007	December 31, 2006	December 31, 2005

Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$185,522,880	$(104,063,960)	$-
Change in unrealized gains (losses) on open positions	70,088,020	(34,383,000)	-
Interest income	34,845,846	13,930,431	-
Other income	297,000	129,000	-

Total income (loss)	290,753,746	(124,387,529)	-

Expenses
General Partner management fees (Note 3)	3,622,613	1,460,448	-
Brokerage commissions	1,184,956	478,713	-
Other expenses	1,530,281	22,198	-

Total expenses	6,337,850	1,961,359	-

Net income (loss)	$284,415,896	$(126,348,888)	$-
Net income (loss) per limited partnership unit	$23.95	$(15.52)	$-
Net income (loss) per weighted average limited partnership unit	$20.71	$(18.00)	$-
Weighted average limited partnership units outstanding	13,730,137	7,018,797	-

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Changes in Partners' Capital
For the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to
December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2005	20	980	1,000
Addition of 29,000,000 partnership units	-	1,740,249,722	1,740,249,722
Redemption of 13,500,000 partnership units	(20)	(809,952,560)	(809,952,580)
Net loss	-	(126,348,888)	(126,348,888)

Balances, at December 31, 2006	-	803,949,254	803,949,254
Addition of 78,400,000 partnership units	-	4,402,551,383	4,402,551,383
Redemption of 87,500,000 partnership units	-	(5,005,693,796)	(5,005,693,796)
Net income	-	284,415,896	284,415,896

Balances, at December 31, 2007	$-	$485,222,737	$485,222,737

Net Asset Value Per Unit
At December 31, 2005	$-
At April 10, 2006 (commencement of operations)	$67.39
At December 31, 2006	$51.87
At December 31, 2007	$75.82

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Cash Flows
For the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to
December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005
		Period from	Period from
	Year ended	April 10, 2006 to	May 12, 2005 to
	December 31, 2007	December 31, 2006	December 31, 2005

Cash Flows from Operating Activities:
Net income (loss)	$284,415,896	$(126,348,888)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account - cash	792,886	(87,123,636)	-
Unrealized gains (losses) on futures contracts	(70,088,020)	34,383,000	-
Decrease (increase) in interest receivable and other assets	1,259,974	(2,643,230)	-
Decrease (increase) in management fees payable	(105,954)	332,736	-
Decrease (increase) in commissions payable	(21,500)	44,386	-
Increase in other liabilities	322,151	22,198	-
Net cash provided by (used in) operating activities	216,575,433	(181,333,434)	-

Cash Flows from Financing Activities:
Subscription of partnership units	4,431,050,600	1,704,168,826	1,000
Redemption of partnership units	(5,005,693,796)	(809,952,580)	-

Net cash provided by (used in) financing activities	(574,643,196)	894,216,246	1,000

Net Decrease (Increase) in Cash and Cash Equivalents	(358,067,763)	712,882,812	1,000

Cash and Cash Equivalents, beginning of period	712,883,812	1,000	-
Cash and Cash Equivalents, end of period	$354,816,049	$712,883,812	$1,000

See accompanying notes to financial statements.

United States Oil Fund, LP
Notes to Financial Statements
For the years ended December 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS

United States Oil Fund, LP ("USOF") was organized as a limited partnership under the laws of the state of Delaware. USOF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership (the "LP Agreement"). The investment objective of USOF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the "NYMEX") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF's expenses. USOF will accomplish its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, "Oil Futures Contracts") and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, "Other Oil Interests"). As of December 31, 2007, USOF held 4,754 Oil Futures Contracts traded on the NYMEX and 300 Oil Futures Contracts traded on the ICE Futures.

USOF commenced operations on April 10, 2006 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the "General Partner") is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the "NFA") and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of United States Natural Gas Fund, LP ("USNG"), United States 12 Month Oil Fund, LP ("US12OF") and United States Gasoline Fund, LP ("USG") which listed their units on the AMEX under the ticker symbols "UNG" on April 18, 2007, "USL" on December 6, 2007 and "UGA" on February 26, 2008, respectively.

USOF issues limited partnership interests ("units") to certain authorized purchasers ("Authorized Purchasers") by offering creation baskets consisting of 100,000 ("Creation Baskets") units through ALPS Distributors, Inc. (the "Marketing Agent"). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, authorized purchasers pay USOF a $1,000 fee for each order to create one or more Creation Baskets. Units can be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the Securities and Exchange Commission (the "SEC"). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,478,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of USOF's initial registration statement filed on Form S-1. As of December 31, 2007, USOF had registered a total of 127,000,000 units. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USOF earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets from USOF as of the beginning of each business day based upon the prior day's net asset value. Authorized Purchasers may redeem units from USOF only in blocks of 100,000 units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

USOF receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amount due from Authorized Purchasers is reflected in USOF's condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USOF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USOF calculates net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USOF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2007.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USOF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires USOF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USOF in accordance with the objectives and policies of USOF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USOF. For these services, USOF is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.50% per annum on average net assets of $1,000,000,000 or less and 0.20% per annum on average daily net assets that are greater than $1,000,000,000.

Ongoing Registration Fees and Other Offering Expenses

Since January 19, 2007, offering costs incurred in connection with the registration of additional units are borne by USOF. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the year ended December 31, 2007, and the periods ended December 31, 2006 and December 31, 2005, USOF incurred $437,973, $0 and $0, respectively in registration fees and other offering expenses.

Director's Fees

USOF is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with US12OF and USNG based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2007 amounted to a total of $286,000 for all of the funds.

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. Since inception, USOF has incurred $407,533 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF's tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USOF. These costs are estimated to be $450,000 for the year ended December 31, 2007.

Other Expenses and Fees

In addition to the fees described above, USOF pays all brokerage fees, taxes and other expenses in connection with the operation of USOF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USOF is party to a marketing agent agreement, dated as of March 13, 2006, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USOF as outlined in the agreement. The fees of the Marketing Agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF's assets from $0 - $500 million; 0.04% on USOF's assets from $500 million - $4 billion; and 0.03% on USOF's assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USOF is also party to a custodian agreement, dated March 13, 2006, with Brown Brothers Harriman & Co. ("BBH&Co."), whereby BBH&Co. holds investments on behalf of USOF. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, USOF is party to an administrative agency agreement dated, March 13, 2006, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USOF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USOF's, USNG's, US12OF's and USG's combined net assets, (b) 0.0465% for USOF's, USNG's, US12OF's and USG's combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF's, USNG's, US12OF's and USG's combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

USOF invests primarily in Oil Futures Contracts traded on the NYMEX. On May 30, 2007, USOF and the NYMEX entered into a license agreement whereby USOF was granted a non-exclusive license to use certain of the NYMEX's settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USOF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USOF expressly disclaims any association with the NYMEX or endorsement of USOF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

USOF has entered into a brokerage agreement with UBS Securities LLC ("UBS Securities"). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for USOF's account. The agreement provides that UBS Securities charge USOF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USOF engages in the speculative trading of Oil Futures Contracts and options on Oil Futures Contracts (collectively, "derivatives"). USOF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by USOF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USOF must rely solely on the credit of their respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USOF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

USOF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2007, 2006 and 2005, USOF had deposits in domestic and foreign financial institutions in the amount of $187,445,274, $180,039,790 and $0, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USOF is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USOF pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USOF’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USOF has a policy of requiring review of the credit standing of each broker of counterparty with which it conducts business.

The financial instruments held by USOF are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

Goldman, Sachs & Co. (“Goldman Sachs”) sent USOF a letter on March 17, 2006, providing USOF and the General Partner notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. Both patent applications are generally directed to a method and system for creating and administering a publicly traded interest in a commodity pool. In particular, the Abstract of each patent application defines a means for creating and administering a publicly traded interest in a commodity pool that includes the steps of forming a commodity pool having a first position in a futures contract and a corresponding second position in a margin investment, and issuing equity interests of the commodity pool to third party investors. Subsequently, two U.S. Patents were issued; the first, patent number US7,283,978B2, was issued on October 16, 2007, and the second, patent number US7,319,984B2, was issued on January 15, 2008.

Preliminarily, USOF's management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents' invalidity based on prior art. If the patents were alleged to apply to USOF's structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief. See “USOF's Operating Risks — Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.”

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2007, the period from April 10, 2006 (commencement of operations) to December 31, 2006 and the period from May 12, 2005 (inception) to December 31, 2005 for the limited partners. This information has been derived from information presented in the condensed financial statements.

		For the period from	For the period from
	Year ended	April 10, 2006 to	May 12, 2005 to
	December 31, 2007	December 31, 2006	December 31, 2005

Per Unit Operating Performance:

Net asset value, beginning of period	$51.87	$67.39	$-
Total income (loss)	24.41	(15.24)	-
Total expenses	(0.46)	(0.28)	-
Net increase (decrease) in net asset value	23.95	(15.52)	-
Net asset value, end of period	$75.82	$51.87	-

Total Return	46.17%	(23.03)%	-%

Ratios to Average Net Assets (annualized)
Total income (loss)	39.68%	(42.59)%	-%
Expenses excluding management fees	(0.36)%	(0.17)%	-%
Management fees	(0.50)%	(0.50)%	-%
Net income (loss)	38.82%	(43.26)%	-%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7-  QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Income (Loss)	$96,724,633	$(2,341,885)	$94,227,844	$102,143,154
Total Expenses	1,760,542	2,089,154	1,189,531	1,298,623
Net Income (Loss)	$94,964,091	$(4,431,039)	$93,038,313	$100,844,531
Net Income (Loss) per Unit	$1.69	$(0.38)	$9.48	$13.16
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006
Total Income (Loss)	$-	$(2,025,863)	$(81,746,774)	$(40,614,892)
Total Expenses	-	289,323	581,909	1,090,127
Net Income (Loss)	$-	$(2,315,186)	$(82,328,683)	$(41,705,019)
Net Income (Loss) per Unit	$-	$2.43	$(12.76)	$(5.19)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

USOF maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USOF’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer who perform functions equivalent to those of a principal executive officer and principal financial officer of USOF if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting.

USOF is responsible for establishing and maintaining adequate internal control over financial reporting. USOF’s internal control system is designed to provide reasonable assurance to its management and the board of directors of the General Partner regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

USOF’s management assessed the effectiveness of USOF’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework . Based on the assessment, USOF believes that, as of December 31, 2007, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Auditors’ Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm

To the Partners of
United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007, of the Fund and our report dated March 1, 2008 expressed an unqualified opinion on those financial statements.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 1, 2008

Change in Internal Control Over Financial Reporting.

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USOF’s internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements.

Pursuant to the requirement under part 4.22 of the CEA, each month USOF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USOF's website at www.unitedstatesoilfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Messrs. Gerber and Mah also serve as executive officers of the General Partner. USOF has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber acts as a portfolio manager for USOF, USNG, US12OF and USG. Mr. Gerber will act as a portfolio manager for USHO and US12NG. He registered with the NFA as a Principal of the General Partner in November 2005, and as an Associated Person of the General Partner in December 2005. Currently, Mr. Gerber manages USOF, USNG, US12OF and USG. He will also manage USHO and US12NG. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. since June of 2003. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Since 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the 1940 Act, focused on large cap U.S. equities that currently has approximately $482 million in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF since June 2007. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Prior to managing Ameristock Mutual Fund Inc., Mr. Gerber served as a portfolio manager with Bank of America Capital Management. While there he was responsible for the daily stewardship of four funds with a combined value in excess of $240 million. At Bank of America Capital Management, Mr. Gerber worked extensively in the development and managing of mutual funds and institutional accounts that were designed to track assorted equity market indices such as the Standard & Poor’s 500 and the Standard & Poor’s Midcap 400. Before joining Bank of America, he was managing director and founder of the Marc Stevens Futures Index Fund, a fund that combined the use of commodity futures with equity stock index futures. The futures index fund was a commodity pool and Mr. Gerber was the CPO. It was ultimately purchased by Newport Commodities. Mr. Gerber’s two decades of experience in institutional investment include a period of employment as a floor trader on the New York Futures Exchange. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 45 years old.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. In these roles, Mr. Mah is currently involved in the management of USOF, USNG, US12OF and USG and will be involved in the management of USHO and US12NG. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He has been Secretary and Chief Compliance Officer of the Ameristock ETF Trust since February 2007, Compliance Officer of Ameristock Corporation since 2001, a tax & finance consultant in private practice since 1995, Secretary of Ameristock Mutual Fund since 1995 and Ameristock Focused Value Fund from December 2000 to January 2005, Chief Compliance Officer of Ameristock Mutual Fund since 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 43 years old.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of USOF, USNG, US12OF and USG and will be involved in the management of USHO and US12NG. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been the Managing Director and co-portfolio manager of Ameristock Corporation since 1999, Trustee of the Ameristock ETF Trust since February 2007, and a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF since June 2007. He was the co-portfolio manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and a Benefits Consultant with PricewaterhouseCoopers from 1994 to 1999. Mr. Ngim is 47 years old.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. As a Management Director of the General Partner, Mr. Nguyen is currently involved on the management of USOF, USNG, US12OF and USG and will be involved in the management of USHO and US12NG. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since 2000. He was Co-Portfolio Manager of the Ameristock Large Company Growth Fund from December 2000 to June 2002 and Institutional Specialist with Charles Schwab & Company Inc. from 1995 to 1999. Mr. Nguyen is 48 years old.

The following individuals provide significant services to USOF but are employed by the entities noted below.

John P. Love acts as the Portfolio Operations Manager for USOF, USNG, US12OF and USG and is expected to be the Portfolio Operations Manager for USHO and US12NG. Mr. Love is also employed by the General Partner. Mr. Love has served as the operations manager of Ameristock Corporation since 2002, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. From 1993 to September 2002, Mr. Love was a project manager and managing director for IT and interactive media development firms, including TouchVision Interactive and Digital Boardwalk Inc. providing leadership to project teams from pre-contract through deployment, while assisting with business and process development. As the managing director of Jamison/Gold (Keane Interactive), he provided leadership to all departments including operations, production, technology, sales, marketing, administration, recruiting, and finance. Mr. Love holds a Series 3 license and is registered with the NFA as an Associated Person of the General Partner. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 36 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the NFA as an Associated Person of the General Partner in December 2005, and as a Principal of the General Partner in January 2006. Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF and USG in April 2006, March 2007, June 2007 and April 2007, respectively, and as Chief Investment Officer of the General Partner, acts in such capacity on behalf of USOF, USNG, US12OF and USG. He is also expected to become the Portfolio Manager for USHO and US12NG. As part of his responsibilities for USOF, USNG, US12OF and USG, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USOF’s, USNG’s, US12OF's and USG's activities with its futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. From July 2001 to January 2002, Mr. Hyland was the Director of Global Property Securities Research for Roulac International, where he worked on the development of a hedge fund focused on global real estate stocks. From 1996 through 2001, Mr. Hyland was the Director of Securities Research and Portfolio Manager for the capital markets division of CB Richard Ellis, a global commercial real estate services firm. His division provided portfolio management of equities as an advisor or sub-advisor for mutual funds and separate accounts focused on real estate investment trusts. In addition, his group conducted research in the area of structured commercial real estate debt (including Commercial Mortgage-Back Securities, or “CMBS”), and lead the creation of one of the earliest re-securitizations of multiple CMBS pool tranches into a Collateralized Debt Obligation vehicle. In the ten years prior to working at CB Richard Ellis, Mr. Hyland had worked as a portfolio manager or financial representative for several other investment firms and mutual funds. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. From 1993 until 2003, Mr. Hyland was on the Board of Directors of the Security Analysts of San Francisco (“SASF”), a not-for-profit organization of investment management professionals. He served as the president of the SASF from 2001-2002. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley and received a BA in political science/international relations in 1982. Mr. Hyland is 48 years old.

Kathryn D. Rooney acts as a Marketing Manager and is employed by Ameristock Corporation and ALPS Distributors, Inc.. Her primary responsibilities include soliciting orders, customers and customer funds. Currently, Ms. Rooney is the Director of Business Development for Ameristock Mutual Fund. She has held this position since September of 2003. Prior to working for Ameristock Mutual Fund, Ms. Rooney was the Regional Director for Accessor Capital Management from November of 2002 to September of 2003. Before working at Accessor Capital Management, Ms. Rooney worked at ALPS Mutual Fund Services, Inc. as a National Sales Director. She held this position from May of 1999 through November of 2002. Before working at ALPS Mutual Fund Services, Inc., Ms. Rooney worked as a Trust Officer for Fifth Third Bank from June of 1994 through May of 1999. Ms. Rooney is 35 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF, USNG, US12OF and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson spent six years in the White House, serving from 1982 to 1983 as chief speechwriter to Vice President George Bush and from 1983 to 1988 as special assistant and speechwriter to President Ronald Reagan. After the White House, Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson then spent a year in New York City with Fox Television. He spent a second year in Washington, D.C., with the SEC, where he served as the director of the Office of Public Affairs, Policy Evaluation, and Research. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 50 years old.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF, USNG, US12OF and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Ellis has been Chairman of International Absorbents, Inc. since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 60 years old.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF, USNG, US12OF and USG and will serve on behalf of US12NG and USHO, if such funds commence operations. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since 1997. Since 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the 1940 Act. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the 1940 Act, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the 1940 Act, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Prior to forming Berkshire Capital Holdings, Inc., Mr. Fobes was employed by various technology-related companies, including Adobe Systems, Inc., a leading provider of digital publishing and imaging software technologies. Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 43 years old.

The following are individual principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, and John Hyland. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in USOF. Nicholas Gerber and John Hyland make trading and investment decisions for USOF. Nicholas Gerber, John Love, and John Hyland execute trades on behalf of USOF. In addition, Nicholas Gerber, John Love, John Hyland, Kathryn Rooney and Robert Nguyen are registered with the CFTC as Associated Persons of the General Partner and are associate members of the NFA.

Audit Committee

The General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USOF’s website. The Board has not made a determination as to whether any of the members of the audit committee may be considered to be an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K. However, the Board believes that Messrs. Fobes and Ellis are able to read and understand financial statements and meet the financial sophistication requirements of the AMEX and applicable FINRA rules as they relate to audit committees. As such, given the limited scope of USOF’s activities and the qualifications and experience of all of the members of the audit committee, the board of directors does not believe it is necessary to designate a member of the audit committee as an “Audit Committee Financial Expert.”

Other Committees

Since the individuals who perform work on behalf of USOF are not compensated by USOF, but instead by the General Partner, Ameristock or ALPS Distributors, Inc., USOF does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of USOF.

Code of Ethics

The General Partner of USOF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USOF, US12OF, USNG, USG, USHO and US12NG.  USOF has posted the text of the Code of Ethics on its website at www.unitedstatesoilfund.com.  USOF intends to disclose any amendments or waivers to the Code of Ethics applicable to the General Partner’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website. A copy of the Code of Ethics has been filed with the SEC.

Item 11.	Executive Compensation.

Compensation to the General Partner and Other Compensation.

USOF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USOF and other entities controlled by the General Partner. USOF does not reimburse the General Partner, nor does it set the amount or form of any portion of the compensation paid to the executive officers by the General Partner. USOF pays fees to the General Partner pursuant to the LP Agreement under which the fund is obligated to pay the General Partner an annualized fee of 0.50% of average daily net assets of USOF for the first $1,000,000,000 and 0.20% of average daily net assets of USOF for amounts above $1,000,000,000. For 2007, USOF paid the General Partner aggregate fees of $3,622,613.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2007, by the Directors of the General Partner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation (1)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$0	NA	NA	NA	$0	$89,000	$89,000
Gordon L. Ellis	$0	NA	NA	NA	$0	$88,000	$88,000
Malcolm R. Fobes III	$0	NA	NA	NA	$0	$109,000	$109,000

(1) Payments made under this column represent cash payments made in lieu of directors’ and officers’ insurance coverage. Such payments were made only to the Independent Directors of the General Partner for their service on the boards of USOF, USNG and US12OF.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of the General Partner, nor the employees of USOF own any units of USOF. In addition, USOF is not aware of any 5% holder of its units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

USOF has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between USOF and the directors or officers of the General Partner that have not been disclosed herein. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USOF with directors or executive officers of the General Partner or holders of beneficial interests in the General Partner or USOF of more than 5%, will be subject to the provisions regarding "Resolutions of Conflicts of Interest; Standard of Care" as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the General Partner.

Item 14.	Principal Accountant Fees and Services.

During the year ended December 31, 2007, the General Partner made the following payments to its independent auditors:

	2007	2006
Audit fees	$100,000	$159,000
Audit-related fees	-	-
Tax fees	6,300	-
All other fees	-	-
	$106,300	$159,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USOF’s annual financial statements included in the Annual Report on Form 10-K, and review of financial statements included in the Quarterly Reports on Form 10-Q and filed on USOF's current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by USOF’s independent auditors and to monitor their continuing independence.  Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by USOF’s independent auditors unless the engagement is specifically pre-approved by the audit committee.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 60.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Fourth Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

10.1***	Form of Initial Authorized Purchaser Agreement.

10.2****	Form of Marketing Agent Agreement.

10.3***	Form of Custodian Agreement.

10.4***	Form of Administrative Agency Agreement.

10.5*****	License Agreement.

14.1******	Code of Ethics.

23.1******	Consent of Independent Registered Public Accounting Firm.

31.1******	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2******	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*******	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*******	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 15, 2007.
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
***	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
****	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-124950) filed on April 7, 2006.
*****	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
******	Filed herewith.
*******	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United States Oil Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
/s/ Nicholas Gerber
Nicholas D. Gerber
Chief Executive Officer of Victoria Bay Asset Management, LLC (Principal executive officer)
DateDate: March 17, 2008

/s/ Howard Mah
Howard Mah
Chief Financial Officer of Victoria Bay Asset Management, LLC (Principal financial and accounting officer)
DateDate: March 17, 2008

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 17, 2008
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 17, 2008
Howard Mah

/s/ Andrew Ngim	Management Director	March 17, 2008
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 17, 2008
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 17, 2008
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 17, 2008
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 17, 2008
Malcolm R. Fobes III