Form 10-Q
period 2008-03-31
United States Oil Fund, LP
filed 2008-05-12
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Item 1. Legal Proceedings.	29

Item 1A. Risk Factors.	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3. Defaults Upon Senior Securities.	29

Item 4. Submission of Matters to a Vote of Security Holders.	29

Item 5. Other Information.	29

Item 6. Exhibits.	29

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$566,985,709	$354,816,049
Equity in UBS Securities LLC trading accounts:
Cash	63,363,651	86,330,750
Unrealized gain (loss) on open commodity futures contracts	(13,349,470)	35,705,020
Receivable for units sold	107,017,844	7,581,679
Interest receivable	263,599	962,551
Other assets	369,375	420,705

Total assets	$724,650,708	$485,816,754

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$176,289	$226,782
Brokerage commissions payable	18,886	22,886
Other liabilities	624,787	344,349

Total liabilities	819,962	594,017

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	723,830,746	485,222,737
Total Partners' Capital	723,830,746	485,222,737

Total liabilities and partners' capital	$724,650,708	$485,816,754

Limited Partners' units outstanding	8,900,000	6,400,000
Net asset value per unit	$81.33	$75.82
Market value per unit	$81.36	$75.75

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2008

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Crude Oil Futures contracts, expires May 2008	7,122	$(13,349,470)	(1.84)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	$100,176,411	$100,176,411	13.84
	$100,176,411	100,176,411	13.84

Cash	466,809,298	64.49
Total cash and cash equivalents	566,985,709	78.33

Cash on deposit with broker	63,363,651	8.75
Other assets in excess of liabilities	106,830,856	14.75
Total Partners' Capital	$723,830,746	100.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2008 and March 31, 2007

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$76,827,790	$(11,189,500)
Change in unrealized gains (losses) on open positions	(49,054,490)	95,906,560
Interest income	2,895,300	11,928,573
Other income	89,000	79,000

Total income	30,757,600	96,724,633

Expenses
General Partner management fees (Note 3)	530,931	1,144,115
Brokerage commissions	238,589	420,212
Other expenses	576,263	196,215

Total expenses	1,345,783	1,760,542

Net income	$29,411,817	$94,964,091
Net income per limited partnership unit	$5.51	$1.69
Net income per weighted average limited partnership unit	$5.31	$4.71
Weighted average limited partnership units outstanding	5,534,066	20,164,045

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$485,222,737	$485,222,737
Addition of 31,800,000 partnership units	-	2,441,352,747	2,441,352,747
Redemption of 29,300,000 partnership units	-	(2,232,156,555)	(2,232,156,555)
Net income	-	29,411,817	29,411,817

Balances, at March 31, 2008	$-	$723,830,746	$723,830,746

Net Asset Value Per Unit
At December 31, 2007	$75.82
At March 31, 2008	$81.33

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and March 31, 2007
	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$29,411,817	$94,964,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account - cash	22,967,099	(25,130,464)
Unrealized (gains) losses on futures contracts	49,054,490	(95,906,560)
Decrease (increase) in interest receivable and other assets	750,282	(849,639)
Increase (decrease) in management fees payable	(50,493)	14,736
Increase (decrease) in commissions payable	(4,000)	7,850
Increase in other liabilities	280,438	109,924

Net cash provided by(used in) operating activities	102,409,633	(26,790,062)

Cash Flows from Financing Activities:
Subscription of partnership units	2,341,916,582	1,192,445,085
Redemption of partnership units	(2,232,156,555)	(1,049,181,033)

Net cash provided by financing activities	109,760,027	143,264,052

Net Increase in Cash and Cash Equivalents	212,169,660	116,473,990

Cash and Cash Equivalents, beginning of period	354,816,049	712,883,812
Cash and Cash Equivalents, end of period	$566,985,709	$829,357,802

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of November 13, 2007 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. USOF will accomplish its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of March 31, 2008, USOF held 7,122 Oil Futures Contracts traded on the NYMEX.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USOF issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USOF a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,478,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of USOF’s initial registration statement filed on Form S-1. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of March 31, 2008, USOF had registered a total of 227,000,000 units.

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

Income Taxes

USOF is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

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

USOF receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USOF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of USOF in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USOF calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USOF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USOF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 - FEES PAID BY USOF AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

Since January 19, 2007, offering costs incurred in connection with the registration of additional units are borne by USOF. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month periods ended March 31, 2008 and 2007, USOF incurred $105,629 and $369,059, respectively, in registration fees and other offering expenses.

Director’s Fees

USOF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with USNG, US12OF, USG and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2008 are estimated to be a total of $286,000 for all five funds.

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three month period ended March 31, 2008 and 2007, USOF incurred $41,367 and $36,719 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USOF. These costs are estimated to be $928,749 for the year ending December 31, 2008.

Other Expenses and Fees

In addition to the fees described above, USOF pays all brokerage fees, taxes and other expenses in connection with the operation of USOF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USOF is party to a marketing agent agreement, dated as of March 13, 2006, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USOF as outlined in the agreement. The fees of the Marketing Agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 - $500 million; 0.04% on USOF’s assets from $500 million - $4 billion; and 0.03% on USOF’s assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USOF is also party to a custodian agreement, dated March 13, 2006, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USOF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USOF is party to an administrative agency agreement, dated March 13, 2006, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USOF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, USG’s and USHO’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, USG’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF’s, USNG’s, US12OF’s, USG’s and USHO’s combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for USOF’s account. The agreement provides that UBS Securities charge USOF commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

USOF invests primarily in Oil Futures Contracts traded on the NYMEX. On May 30, 2007, USOF and the NYMEX entered into a license agreement whereby USOF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USOF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USOF expressly disclaims any association with the NYMEX or endorsement of USOF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USOF engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts (collectively, “derivatives”). USOF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by USOF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USOF must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USOF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

USOF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the vast majority of USOF's assets are held in Treasuries, cash or cash equivalents with the USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant.

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2008 and December 31, 2007, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $630,349,360 and $441,146,799, respectively. This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by USOF are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

Preliminarily, USOF’s management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents’ invalidity based on prior art. If the patents were alleged to apply to USOF’s structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2008 and March 31, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$75.82	$51.87
Total income	5.75	1.78
Total expenses	(0.24)	(0.09)
Net increase in net asset value	5.51	1.69
Net asset value, end of period	$81.33	$53.56

Total Return	7.27%	3.26%

Ratios to Average Net Assets
Total income	7.20%	9.96%
Expenses excluding management fees*	(0.77)%	(0.26)%
Management fees*	(0.50)%	(0.48)%
Net income	6.89%	9.78%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, USOF adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USOF (observable inputs) and (2) USOF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USOF’s securities at March 31, 2008 using the fair value hierarchy:

At March 31, 2008	Total	Level I	Level II	Level III

Investments	$100,176,411	$100,176,411	$-	$-
Derivative assets	(13,349,470)	(13,349,470)	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Oil Fund, LP (“USOF”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USOF’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USOF’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USOF cannot assure investors that the projections included in these forward-looking statements will come to pass. USOF’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USOF has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USOF assumes no obligation to update any such forward-looking statements. Although USOF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USOF may make directly to them or through reports that USOF in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). The investment objective of USOF is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in USOF’s NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract (the “Benchmark Oil Futures Contract”), also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

On any valuation day, the Benchmark Oil Futures Contract is the near month futures contract for light, sweet crude oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USOF may also invest in futures contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

The general partner of USOF, Victoria Bay Asset Management, LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Fourth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day, USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,478,000 in cash.

Since its initial offering of 17,000,000 units, USOF has made four subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007 and an additional 100,000,000 units which were registered with the SEC on February 7, 2008. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of March 31, 2008, USOF had issued 139,200,000 units, 8,900,000 of which were outstanding. As of March 31, 2008 there were 87,800,000 units registered but not yet issued.

More units may have been issued by USOF than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USOF cannot be resold by USOF without registration of the offering of such units with the SEC. As a result, USOF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2008, the total unrealized loss on crude Oil Futures Contracts owned or held on that day was $13,349,470 and USOF established cash deposits, including cash investments in money market funds, that were equal to $630,349,360. The majority of those cash assets were held in overnight deposits at USOF’s custodian bank, while 10.05% of the cash balance was held as margin deposits with the futures commission merchant for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $81.33.

Portfolio Expenses. USOF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the management fee is 0.5%. For total net assets over $1 billion, the management fee is 0.2% on the incremental amount of assets. The fee is accrued daily.

During the three month period ended March 31, 2008, the daily average total net assets of USOF were $427,078,224. During the three month period ended March 31, 2008, the total net assets of USOF did not exceed $1 billion on any day. The management fee paid by USOF during the period amounted to $530,931. Management fees as a percentage of total net assets averaged 0.50% over the course of this three month period. By comparison, for the three month period ended March 31, 2007, the average daily total net assets of USOF were $970,772,068. During the three month period ended March 31, 2007, the total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF for this three month period amounted to $1,144,115, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.48% over the course of this three month period.

USOF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  For the three month period ended March 31, 2008, USOF incurred $105,629 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with USNG, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds. By comparison, for the three month period ended March 31, 2007, USOF incurred $369,059 in ongoing registration fees and other offering expenses. In addition, USOF agreed to pay the independent directors $184,000 to cover their expenses and pay for their services for 2007.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2008, total commissions paid to brokers amounted to $238,589. Prior to the initial offering of its units, USOF had estimated that its annual level of such commissions was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figure for the three month period ended March 31, 2008 represented approximately 0.22% of average net assets. By comparison, for the three month period ended March 31, 2007, total commissions paid amounted to $420,212. However, the average daily net assets of USOF during that time period were larger than during the same time period in 2008. As an annualized percentage of average net assets, the figure for the three month period ended March 31, 2007 represented approximately 0.18% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2008, USOF earned $2,895,300 in interest income on such cash holdings. Based on USOF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.73%. USOF did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended March 31, 2007, USOF earned $11,928,573 in interest income on cash holdings. Based on USOF’s average daily total net assets during this time period, which were larger than USOF’s assets during the same time period in 2008, this is equivalent to an annualized yield of 4.98%.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude Oil Futures Contracts.

For the 30 valuation days ended March 31, 2008, the simple average daily change in the Benchmark Oil Futures Contract was 0.261%, while the simple average daily change in the NAV of USOF over the same time period was 0.267%. The average daily difference was 0.005% (or 0.05 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.34%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF units to the public on April 10, 2006 to March 31, 2008, the simple average daily change in the Benchmark Oil Futures Contract was 0.043%, while the simple average daily change in the NAV of USOF over the same time period was 0.054%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.69%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the three month period ended March 31, 2008, the actual total return of USOF as measured by changes in its NAV was 7.27%. This is based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of March 31, 2008 of $81.33. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the first quarter of 2008 with an estimated NAV of $81.01, for a total return over the relevant time period of 6.86%. The difference between the actual NAV total return of USOF of 7.27% and the expected total return based on the Benchmark Oil Futures Contract of 6.86% was an error over the time period of 0.41%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the three month period ended March 31, 2008, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the three month period ended March 31, 2007, the actual total return of USOF as measured by changes in its NAV was 3.26%. This was based on an initial NAV of $51.87 on January 1, 2007 and an ending NAV as of March 31, 2007 of $53.56. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the first quarter of 2007 with an estimated NAV of $53.01, for a total return over the relevant time period of 2.2%. The difference between the actual NAV total return of USOF of 3.26% and the expected total return based on the Benchmark Oil Futures Contract of 2.2% was an error over the time period of +1.06%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the three month period ended March 31, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. During the three month period ended March 31, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2008. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the three month period ended March 31, 2008, USOF earned, on an annualized basis, approximately 2.73% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.50% for management fees and approximately 0.22% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.54% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.46% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the three month period ended March 31, 2008, USOF did not hold any Other Oil Interests. However, there can be no assurance that in future quarters USOF will not make use of such Other Oil Interests.

During the three month period ended March 31, 2008, the prices of front month futures contracts rose from near the $96.00 level to approximately the $102.00 level. The prices of front month contracts were also higher than the prices of second or third month contracts for most of this time period.

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

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

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

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil markets remained in backwardation for all of the first quarter of 2008. The chart below compares the price of the front month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the front month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the front month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the front month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the front month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the front month contract the average dollar price of the front 12 month contracts. If the resulting number is a positive number, then the front month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the front month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting from the front month price the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

A hypothetical investment in a portfolio that involved owning only the front month contract would produce a different result than a hypothetical investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the front month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months worth of contracts would tend to outperform the front month only portfolio. The chart below shows the hypothetical results of owning a portfolio consisting of the front month contract versus a portfolio containing the front 12 month’s worth of contracts. In this example, each month, the front month only portfolio would sell the front month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 month’s worth of contracts would sell the front month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart, there have been periods of both positive and negative annual total returns for both portfolios over the last 10 years. In addition, there have been periods during which the front month only approach had higher returns, and periods where the 12 month approach had higher total return. The above chart does not represent the performance history of USOF or affiliated funds.

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007 the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation through the end of 2007 and for all of the first quarter of 2008. While the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, contango and backwardation have impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units made during the second quarter of 2007,  a period of contango in the crude oil markets, decreased by -0.71%, while the spot price of crude oil for immediate delivery during the same period increased by 7.30%. Conversely, an investment made in USOF units during the third quarter of 2007, a period in which the crude oil futures market was mostly in backwardation, increased by 17.82% while the spot price of crude oil increased by 15.53% (note: these comparisons ignore the potential costs associated with physically owning and storing crude oil which could be substantial).

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

Crude Oil Market. During the three month period ended March 31, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, a falling U.S. dollar, the currency in which crude oil is traded globally, continued to be weak, effectively making crude oil cheaper for most non-U.S. dollar economies. Concerns about a weakening U.S. economy leading to reduced demand for oil products was a factor in the first quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices trended upward during the quarter as a slowing U.S. economy was not enough to improve the global supply and demand balance.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USOF’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by USOF for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USOF estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USOF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USOF’s liquidity needs include: redeeming units, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USOF’s trading in Oil Interests. The percentage that Treasuries will bear to the total net assets vary from period to period as the market values of the Oil Interests change. The balance of the net assets is held in USOF’s Oil Futures Contracts and Other Oil Interests trading account. Interest earned on USOF’s interest-bearing funds is paid to USOF.

USOF’s investment in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the three month period ended March 31, 2008, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Prior to March 23, 2007, all payments with respect to USOF’s and the General Partner’s expenses were paid by their affiliates. Neither USOF nor the General Partner has any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to pay USOF’s or the General Partner’s current or future expenses. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover USOF’s expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil Interests, such as forwards, involves USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The gross or face amount of the contracts will significantly exceed USOF’s future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF is generally only subject to the risk of loss arising from the change in value of the contracts. USOF considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF’s commitments to purchase oil is limited to the gross face amount of the contracts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited.

USOF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has had in utilizing its model to trade in Oil Interests in a manner intended to track the changes in the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading. During the three month period ended March 31, 2008, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

As of March 31, 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $630,349,360. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2008, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

Contractual Obligations

USOF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF’s NAV, currently 0.50% for a NAV of $1 billion or less, and thereafter 0.20% for a NAV above $1 billion.

The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USOF and its units with the SEC, FINRA and the AMEX, respectively. However, the costs of registering and listing additional units of USOF with the SEC are directly borne on an ongoing basis by USOF, and not by the General Partner.

The General Partner pays the fees of USOF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USOF’s condensed financial statements and its SEC and CFTC reports. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays any fees for implementation of services and base service fees charged by the accounting firm responsible for preparing USOF’s tax reporting forms; however, USOF pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to the General Partner’s management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USOF may purchase over-the-counter contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts that may be invested in by USOF.

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty. In addition, it is also possible for USOF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USOF would no longer have credit risk of its original counterparty, as the clearinghouse would now be USOF’s counterparty. USOF would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USOF only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodities futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

USOF anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USOF.

USOF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USOF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USOF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USOF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USOF, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USOF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USOF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USOF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three month period ended March 31, 2008, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

Change in Internal Control Over Financial Reporting

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USOF’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USOF’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

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

Item 6. Exhibits.

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

United States Oil Fund, LP (Registrant)
By: Victoria Bay Asset Management, LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: May 12, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: May 12, 2008