Form 10-Q
period 2008-06-30
United States Oil Fund, LP
filed 2008-08-11
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$964,577,170	$354,816,049
Equity in UBS Securities LLC trading accounts:
Cash	86,530,572	86,330,750
Unrealized gain (loss) on open commodity futures contracts	12,645,840	35,705,020
Receivable for units sold	102,044,162	7,581,679
Interest receivable	1,245,310	962,551
Other assets	196,683	420,705

Total assets	$1,167,239,737	$485,816,754

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$389,560	$226,782
Payable for units redeemed	305,111,583	-
Brokerage commissions payable	19,886	22,886
Other liabilities	534,361	344,349

Total liabilities	306,055,390	594,017

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	861,184,347	485,222,737
Total Partners' Capital	861,184,347	485,222,737

Total liabilities and partners' capital	$1,167,239,737	$485,816,754

Limited Partners' units outstanding	7,600,000	6,400,000
Net asset value per unit	$113.31	$75.82
Market value per unit	$113.66	$75.75

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2008

Open Futures Contracts

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Crude Oil Futures contracts, expires August 2008	6,150	$12,645,840	1.47

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$600,435,389	$600,435,389	69.72
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	528,171	528,171	0.06
	$600,963,560	600,963,560	69.78

Cash		363,613,610	42.22
Total Cash and Cash Equivalents		964,577,170	112.00

Cash on deposit with broker		86,530,572	10.05
Liabilities, less receivables and other assets		(202,569,235)	(23.52)
Total Partners' Capital		$861,184,347	100.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007

	Three months ended	Three months ended	Six Months ended	Six Months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$219,796,640	$12,440,610	$296,624,430	$1,251,110
Change in unrealized gains (losses) on open positions	25,995,310	(25,921,370)	(23,059,180)	69,985,190
Interest income	3,449,932	11,059,875	6,345,232	22,988,448
Other income	60,000	79,000	149,000	158,000

Total income(loss)	249,301,882	(2,341,885)	280,059,482	94,382,748

Expenses
General Partner management fees (Note 3)	910,705	1,141,298	1,441,636	2,285,413
Brokerage commissions	261,586	335,929	500,175	756,141
Other expenses	730,928	611,927	1,307,191	808,142

Total expenses	1,903,219	2,089,154	3,249,002	3,849,696

Net income (loss)	$247,398,663	$(4,431,039)	$276,810,480	$90,533,052
Net income (loss) per limited partnership unit	$32.24	$(0.38)	$37.99	$1.31
Net income (loss) per weighted average limited partnership unit	$33.52	$(0.24)	$42.87	$4.73
Weighted average limited partnership units outstanding	7,380,220	18,132,222	6,457,143	19,136,111

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the six months ended June 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$485,222,737	$485,222,737
Addition of 56,500,000 partnership units	-	4,952,866,521	4,952,866,521
Redemption of 55,300,000 partnership units	-	(4,853,715,391)	(4,853,715,391)
Net income	-	276,810,480	276,810,480

Balances, at June 30, 2008	-	$861,184,347	$861,184,347

Net Asset Value Per Unit
At December 31, 2007	$75.82
At June 30, 2008	$113.31

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and June 30, 2007

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income	$276,810,480	$90,533,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(199,822)	(38,499,054)
Unrealized (gains) losses on futures contracts	23,059,180	(69,985,190)
Decrease (increase) in interest receivable and other assets	(58,737)	479,278
Increase in management fees payable	162,778	27,241
Increase (decrease) in commissions payable	(3,000)	500
Increase in other liabilities	190,012	298,539
Net cash provided by (used in) operating activities	299,960,891	(17,145,634)

Cash Flows from Financing Activities:
Subscription of partnership units	4,858,404,038	2,044,829,789
Redemption of partnership units	(4,548,603,808)	(2,144,191,423)

Net cash provided by (used in) financing activities	309,800,230	(99,361,634)

Net Increase (Decrease) in Cash and Cash Equivalents	609,761,121	(116,507,268)

Cash and Cash Equivalents, beginning of period	354,816,049	712,883,812
Cash and Cash Equivalents, end of period	$964,577,170	$596,376,544

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of November 13, 2007 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of June 30, 2008, USOF held 6,150 Oil Futures Contracts traded on the NYMEX.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. The initial offering price of the initial Creation Basket was based on the closing price of the near month Oil Futures Contracts as traded and reported on the NYMEX on the last business day prior to the effective date of USOF’s initial registration statement filed on Form S-1. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of June 30, 2008, USOF had registered a total of 227,000,000 units.

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

Creations and Redemptions

Authorized Purchasers may purchase units “Creation Baskets” or redeem units “Redemption Baskets” only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

USOF records units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USOF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2008.

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

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

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

Ongoing Registration Fees and Other Offering Expenses

Since January 19, 2007, offering costs incurred in connection with the registration of additional units are borne by USOF. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month periods ended June 30, 2008 and 2007, USOF incurred $252,305 and $369,059, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six month periods ended June 30, 2008 and 2007, USOF incurred $103,376 and $183,377 under this arrangement.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USOF engages in the speculative trading of futures contracts and options on futures contracts (collectively, “derivatives”). USOF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

USOF’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the vast majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USOF’s custodian could result in a substantial loss of USOF’s assets.

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2008 and December 31, 2007, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,051,107,742 and $441,146,799, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2008 and June 30, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

Per Unit Operating Performance:	For the six months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2007 (Unaudited)

Net asset value, beginning of period	$75.82	$51.87
Total income	37.99	1.51
Total expenses	(0.50)	(0.20)
Net increase in net asset value	37.49	1.31
Net asset value, end of period	$113.31	$53.18

Total Return	49.45%	2.53%

Ratios to Average Net Assets
Total income	47.95%	10.00%
Expenses excluding management fees*	(0.62)%	(0.34)%
Management fees*	(0.50)%	(0.50)%
Net income	47.40%	9.60%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USOF’s securities at June 30, 2008 using the fair value hierarchy:

At June 30, 2008	Total	Level I	Level II	Level III

Investments	$600,963,560	$600,963,560	$-	$-
Derivative assets	12,645,840	12,645,840	-	-

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

The general partner of USOF, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Fourth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day, USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,479,000 in cash.

Since its initial offering of 17,000,000 units, USOF has made four subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007 and an additional 100,000,000 units which were registered with the SEC on February 7, 2008. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2008, USOF had issued 163,900,000 units, 7,600,000 of which were outstanding. As of June 30, 2008 there were 63,100,000 units registered but not yet issued.

More units may have been issued by USOF than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USOF cannot be resold by USOF. As a result, USOF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2008, the total unrealized gain on crude oil Oil Futures Contracts owned or held on that day was $12,645,840 and USOF established cash deposits, including cash investments in money market funds that were equal to $1,051,107,742. The majority of those cash assets were held in overnight deposits at USOF’s custodian bank, while 8.23% of the cash balance was held as margin deposits with the futures commission merchant for the Oil Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $113.31.

Portfolio Expenses. USOF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF. For total net assets of up to $1 billion, the management fee is 0.50%. For total net assets over $1 billion, the management fee is 0.20% on the incremental amount of assets. The fee is accrued daily.

During the six month period ended June 30, 2008, the daily average total net assets of USOF were $584,021,003. During the six month period ended June 30, 2008, the total net assets of USOF did exceed $1 billion. The management fee paid by USOF during the period amounted to $1,441,636. Management fees as a percentage of total net assets averaged 0.50% over the course of this six month period. By comparison, for the six month period ended June 30, 2007, the average daily total net assets of USOF were $943,409,582. During the six month period ended June 30, 2007, the total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF for this six month period amounted to $2,285,413, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.48% over the course of this six month period.

USOF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  For the six month period ended June 30, 2008, USOF incurred $252,305 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with USNG, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds. By comparison, for the six month period ended June 30, 2007, USOF incurred $369,059 in ongoing registration fees and other offering expenses. In addition, USOF agreed to pay the independent directors $184,000 to cover their expenses and pay for their services for 2007.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2008, total commissions paid to brokers amounted to $500,175. Prior to the initial offering of its units, USOF had estimated that its annual level of such commissions was expected to be 0.35% of total net assets. As an annualized percentage of total net assets, the figure for the six month period ended June 30, 2008 represented approximately 0.17% of average net assets. By comparison, for the six month period ended June 30, 2007, total commissions paid amounted to $756,141. However, the average daily net assets of USOF during that time period were larger than during the same time period in 2008. As an annualized percentage of average net assets, the figure for the six month period ended June 30, 2007 represented approximately 0.16% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2008, USOF earned $6,345,232 in interest income on such cash holdings. Based on USOF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.18%. USOF did not purchase Treasuries during the six month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the six month period ended June 30, 2007, USOF earned $22,988,448 in interest income on cash holdings. Based on USOF’s average daily total net assets during this time period, which were larger than USOF’s assets during the same time period in 2008, this is equivalent to an annualized yield of 4.94%.

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

For the 30 valuation days ended June 30, 2008, the simple average daily change in the Benchmark Oil Futures Contract was 0.38%, while the simple average daily change in the NAV of USOF over the same time period was 0.385%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.76%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF units to the public on April 10, 2006 to June 30, 2008, the simple average daily change in the Benchmark Oil Futures Contract was 0.100%, while the simple average daily change in the NAV of USOF over the same time period was 0.110%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.44%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the six month period ended June 30, 2008, the actual total return of USOF as measured by changes in its NAV was 49.45%. This is based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of June 30, 2008 of $113.31. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the second quarter of 2008 with an estimated NAV of $112.65, for a total return over the relevant time period of 48.58%. The difference between the actual NAV total return of USOF of 49.45% and the expected total return based on the Benchmark Oil Futures Contract of 48.58% was an error over the time period of 0.87%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the six month period ended June 30, 2008, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the six month period ended June 30, 2007, the actual total return of USOF as measured by changes in its NAV was 2.53%. This was based on an initial NAV of $51.87 on January 1, 2007 and an ending NAV as of June 29, 2007 of $53.18. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the second quarter of 2007 with an estimated NAV of $52.66, for a total return over the relevant time period of -1.68%. The difference between the actual NAV total return of USOF of 2.53% and the expected total return based on the Benchmark Oil Futures Contract of -1.68% was an error over the time period of +0.97%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the six month period ended June 30, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. During the six month period ended June 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the six month period ended June 30, 2008, USOF earned, on an annualized basis, approximately 2.18% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.50% for management fees and approximately 0.17% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.45% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.07% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the six month period ended June 30, 2008, USOF did not hold any Other Oil Interests. However, there can be no assurance that in future quarters USOF will not make use of such Other Oil Interests.

During the six month period ended June 30, 2008, the prices of front month Benchmark Futures Contracts rose from near the $96.00 level to approximately the $140.00 level. The prices of front month contracts were also higher than the prices of second or third month contracts for most of this time period.

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

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation and remained in that condition for the rest of the year. The crude oil market remained in backwardation until late in the second quarter when it moved into a contango market. The chart below compares the price of the near month contract to the average price of the first 12 months over the last 10 years (1998-2007). When the price of the near month contract is higher than the average price of the front 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the front 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the front 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the 12 month contracts (backwardation), and other times they are below the average price of the front 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the front 12 month contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the front 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the front 12 months and the market could be described as being in contango. The chart below shows the results from subtracting from the near month price the average price of the front 12 month contracts for the 10 year period between 1998 and 2007.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the front 12 month’s worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months' worth of contracts would tend to outperform the near month only portfolio. The chart below shows the results of owning a portfolio consisting of the near month contract versus a portfolio containing the front 12 months' worth of contracts. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 months' worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart, there have been periods of both positive and negative annual total returns for both portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USOF or any affiliated funds.

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007 the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter when it moved into a contango market. While the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, contango and backwardation have impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units made during the second quarter of 2007,  a period of contango in the crude oil markets, decreased by -0.71%, while the spot price of crude oil for immediate delivery during the same period increased by 7.30%. Conversely, an investment made in USOF units during the third quarter of 2007, a period in which the crude oil futures market was mostly in backwardation, increased by 17.82% while the spot price of crude oil increased by 15.53% (note: these comparisons ignore the potential costs associated with physically owning and storing crude oil which could be substantial).

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

Crude Oil Market. During the six month period ended June 30, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong  outside the United States as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, the U.S. dollar, the currency in which crude oil is traded globally, continued to fall, effectively making crude oil cheaper for most non-U.S. dollar economies. Concerns about a weakening U.S. economy leading to reduced demand for oil products was a factor in the first quarter and became more pronounced in the second quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. Political tensions between Iran and the United States also contributed to market concerns about interruptions in production. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices trended upward during the quarter as a slowing U.S. economy was not enough to improve the global supply and demand balance.

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

USOF’s investment in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the six month period ended June 30, 2008, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

As of June 30, 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,051,107,742. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2008, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty. In addition, it is also possible for USOF and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USOF would no longer have credit risk of its original counterparty, as the clearinghouse would now be USOF’s counterparty. USOF would still retain any price risk associated with its transaction.

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

During the six month period ended June 30, 2008, USOF did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USOF's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

United States Oil Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 11, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 11, 2008