Form 10-Q
period 2008-09-30
United States Oil Fund, LP
filed 2008-11-10
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,223,824,222	$354,816,049
Equity in UBS Securities LLC trading accounts:
Cash	477,959,474	86,330,750
Unrealized gain (loss) on open commodity futures contracts	(26,658,040)	35,705,020
Receivable for units sold	25,862,928	7,581,679
Interest receivable	1,500,432	962,551
Other assets	496,934	420,705

Total assets	$1,702,985,950	$485,816,754

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$495,455	$226,782
Payable for units redeemed	77,731,040	-
Brokerage commissions payable	53,086	22,886
Other liabilities	1,142,363	344,349

Total liabilities	79,421,944	594,017

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	1,623,564,006	485,222,737

Total Partners' Capital	1,623,564,006	485,222,737

Total liabilities and partners' capital	$1,702,985,950	$485,816,754

Limited Partners' units outstanding	20,000,000	6,400,000
Net asset value per unit	$81.18	$75.82
Market value per unit	$82.01	$75.75

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2008

Open Futures Contracts

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Crude Oil Futures contracts, expire November 2008	16,131	$(26,658,040)	(1.64)

Cash Equivalents

	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$428,739,267	$428,739,267	26.41
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	350,642,351	350,642,351	21.60
	$779,381,618	779,381,618	48.01

Cash		444,442,604	27.37
Total Cash and Cash Equivalents		1,223,824,222	75.38

Cash on deposit with broker		477,959,474	29.44
Liabilities, less receivables and other assets		(51,561,650)	(3.18)
Total Partners' Capital		$1,623,564,006	100.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months and nine months ended September 30, 2008 and 2007

	Three months ended	Three months ended	Nine Months ended	Nine Months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$(348,770,180)	$109,757,730	$(52,145,750)	$111,008,840
Change in unrealized gains (losses) on open positions	(39,303,880)	(22,790,310)	(62,363,060)	47,194,880
Interest income	5,868,040	7,187,424	12,213,272	30,175,872
Other income	78,000	73,000	227,000	231,000

Total income (loss)	(382,128,020)	94,227,844	(102,068,538)	188,610,592

Expenses
General Partner management fees (Note 3)	1,364,008	721,676	2,805,644	3,007,089
Brokerage commissions	391,467	194,908	891,642	951,049
Other expenses	508,069	272,947	1,815,260	1,081,089

Total expenses	2,263,544	1,189,531	5,512,546	5,039,227

Net income (loss)	$(384,391,564)	$93,038,313	$(107,581,084)	$183,571,365
Net income (loss) per limited partnership unit	$(32.13)	$9.48	$5.36	$10.79
Net income (loss) per weighted average limited partnership unit	$(28.35)	$9.35	$(12.17)	$11.46
Weighted average limited partnership units outstanding	13,558,696	9,945,652	8,841,606	16,017,949

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the nine months ended September 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$485,222,737	$485,222,737
Addition of 98,300,000 partnership units	-	8,858,859,292	8,858,859,292
Redemption of 84,700,000 partnership units	-	(7,612,936,939)	(7,612,936,939)
Net loss	-	(107,581,084)	(107,581,084)

Balances, at September 30, 2008	$-	$1,623,564,006	$1,623,564,006

Net Asset Value Per Unit
At December 31, 2007	$75.82
At September 30, 2008	$81.18

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and 2007

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(107,581,084)	$183,571,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Increase) decrease in commodity futures trading account – cash	(391,628,724)	35,805,017
Unrealized (gains) losses on futures contracts	62,363,060	(47,194,880)
(Increase) decrease in interest receivable and other assets	(614,110)	1,390,231
Increase (decrease) in management fees payable	268,673	(137,886)
Increase (decrease) in commissions payable	30,200	(21,500)
Increase in other liabilities	798,014	155,674
Net cash provided by (used in) operating activities	(436,363,971)	173,568,021

Cash Flows from Financing Activities:
Subscription of partnership units	8,840,578,043	2,858,056,667
Redemption of partnership units	(7,535,205,899)	(3,344,005,164)

Net cash provided by (used in) financing activities	1,305,372,144	(485,948,497)

Net Increase (Decrease) in Cash and Cash Equivalents	869,008,173	(312,380,476)

Cash and Cash Equivalents, beginning of period	354,816,049	712,883,812
Cash and Cash Equivalents, end of period	$1,223,824,222	$400,503,336

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2008, USOF held 16,131 Oil Futures Contracts traded on the NYMEX.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USOF issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USOF a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of September 30, 2008, USOF had registered a total of 327,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USOF earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Creations and Redemptions

Authorized Purchasers may purchase units (“Creation Baskets”) or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

USOF records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USOF’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2008.

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

NOTE 3 - FEES PAID BY USOF AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USOF in accordance with the objectives and policies of USOF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USOF. For these services, USOF is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.50% per annum on average daily net assets of $1,000,000,000 or less and 0.20% per annum on average daily net assets that are greater than $1,000,000,000. As of January 1, 2009, this fee will change to 0.45% per annum on all average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine month periods ended September 30, 2008 and 2007, USOF incurred $393,787 and $384,058, respectively, in registration fees and other offering expenses.

Directors’ Fees

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

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine month periods ended September 30, 2008 and 2007, USOF incurred $194,845 and $314,175 under this arrangement.

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

USOF’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the vast majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USOF’s custodian could result in a substantial loss of USOF’s assets.

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2008 and December 31, 2007, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $1,701,783,696 and $441,146,799, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2008 and 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$75.82	$51.87
Total income	5.98	11.10
Total expenses	(0.62)	(0.31)
Net increase in net asset value	5.36	10.79
Net asset value, end of period	$81.18	$62.66

Total Return	7.07%	20.80%

Ratios to Average Net Assets
Total income (loss)	(12.59)%	23.14%
Expenses excluding management fees*	(0.45)%	(0.33)%
Management fees*	(0.46)%	(0.50)%
Net income (loss)	(13.27)%	22.52%

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

The following table summarizes the valuation of USOF’s securities at September 30, 2008 using the fair value hierarchy:

At September 30, 2008	Total	Level I	Level II	Level III

Investments	$779,381,618	$779,381,618	$-	$-
Derivative assets	(26,658,040)	(26,658,040)	-	-

NOTE 8 – SUBSEQUENT EVENTS

On September 18. 2008, USOF announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USOF expects that the listing transfer will occur sometime during the fourth quarter of 2008.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold the American Stock Exchange (the “AMEX”). On September 18, 2008, USOF announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USOF expects that the listing transfer will occur sometime during the fourth quarter of 2008. The investment objective of USOF is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, also on a daily basis, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of a specified oil futures contract (the “Benchmark Oil Futures Contract”), also measured in percentage terms. USOF’s general partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts.

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

The general partner of USOF, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Fifth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Valuation of Oil Futures Contracts and the Computation of the NAV

The NAV of USOF units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. USOF uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO.” On that day, USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,479,000 in cash.

Since its initial offering of 17,000,000 units, USOF has made five subsequent offerings of its units: 30,000,000 units that were registered with the SEC on October 18, 2006, 50,000,000 units that were registered with the SEC on January 30, 2007, 30,000,000 units that were registered with the SEC on December 4, 2007, 100,000,000 units that were registered with the SEC on February 7, 2008 and an additional 100,000,000 units that were registered with the SEC on September 29, 2008. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2008, USOF had issued 205,700,000 units, 20,000,000 of which were outstanding. As of September 30, 2008 there were 121,300,000 units registered but not yet issued.

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

As of September 30, 2008, the total unrealized loss on Oil Futures Contracts owned or held on that day was $26,658,040 and USOF established cash deposits, including cash investments in money market funds, that were equal to $1,701,783,696. The majority of cash assets were held in overnight deposits at USOF’s custodian bank, while 28.09% of the cash balance was held with the futures commission merchant as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $81.18.

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

During the nine month period ended September 30, 2008, the daily average total net assets of USOF were $810,780,060. During the nine month period ended September 30, 2008, the total net assets of USOF did exceed $1 billion. The management fee paid by USOF during the period amounted to $2,805,644. Management fees as a percentage of total net assets averaged 0.46% over the course of this nine month period. By comparison, for the nine month period ended September 30, 2007, the average daily total net assets of USOF were $815,003,993. During the nine month period ended September 30, 2007, the total net assets of USOF did exceed $1 billion on a number of days. The management fee paid by USOF for this nine month period amounted to $3,007,089, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.50% over the course of this nine month period. Beginning January 1, 2009, the management fee paid by USOF will be calculated at the rate of 0.45% for all total net assets and accrue daily.

USOF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  For the nine month period ended September 30, 2008, USOF incurred $393,787 in ongoing registration fees and other offering expenses. USOF is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USOF shares these fees with USNG, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds. By comparison, for the nine month period ended September 30, 2007, USOF incurred $384,058 in ongoing registration fees and other offering expenses. In addition, USOF agreed to pay the independent directors $184,000 to cover their expenses and pay for their services for 2007.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine month period ended September 30, 2008, total commissions paid to brokers amounted to $891,642. Prior to the initial offering of its units, USOF had estimated that its annual level of such commissions was expected to be 0.35% of total net assets. As an annualized percentage of average net assets, the figure for the nine month period ended September 30, 2008 represented approximately 0.15% of average net assets. By comparison, for the nine month period ended September 30, 2007, total commissions paid amounted to $951,049. As an annualized percentage of average net assets, the figure for the nine month period ended September 30, 2007 represented approximately 0.16% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine month period ended September 30, 2008, USOF earned $12,213,272 in interest income on such cash holdings. Based on USOF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.01%. USOF did not purchase Treasuries during the nine month period ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the nine month period ended September 30, 2007, USOF earned $30,175,872 in interest income on cash holdings. Based on USOF’s average daily total net assets during this time period, this is equivalent to an annualized yield of 4.95%.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended September 30, 2008, the simple average daily change in the Benchmark Oil Futures Contract was (0.323)%, while the simple average daily change in the NAV of USOF over the same time period was (0.319)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.8%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF units to the public on April 10, 2006 to September 30, 2008, the simple average daily change in the Benchmark Oil Futures Contract was 0.041%, while the simple average daily change in the NAV of USOF over the same time period was 0.050%. The average daily difference was 0.009% (or 0.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.432%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the nine month period ended September 30, 2008, the actual total return of USOF as measured by changes in its NAV was 7.07%. This is based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of September 30, 2008 of $81.18. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the third quarter of 2008 with an estimated NAV of $80.46, for a total return over the relevant time period of 6.13%. The difference between the actual NAV total return of USOF of 7.07% and the expected total return based on the Benchmark Oil Futures Contract of 6.13% was an error over the time period of 0.94%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the nine month period ended September 30, 2008, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the nine month period ended September 30, 2007, the actual total return of USOF as measured by changes in its NAV was 20.80%. This was based on an initial NAV of $51.87 on January 1, 2007 and an ending NAV as of September 30, 2007 of $62.66. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the third quarter of 2007 with an estimated NAV of $60.76, for a total return over the relevant time period of 17.14%. The difference between the actual NAV total return of USOF of 20.80% and the expected total return based on the Benchmark Oil Futures Contract of 17.14% was an error over the time period of 3.66%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. In addition, during the nine month period ended September 30, 2007, USOF also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day in which USOF executes the trade. In that case, USOF may get a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the daily benchmark. During the nine month period ended September 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchases or sales of the Benchmark Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track its benchmark over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine month period ended September 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the nine month period ended September 30, 2008, USOF earned, on an annualized basis, approximately 2.01% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.46% for management fees and approximately 0.15% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.30% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.10% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the benchmark. During the nine month period ended September 30, 2008, USOF did not hold any Other Oil Interests. However, there can be no assurance that in future quarters USOF will not make use of such Other Oil Interests.

During the nine month period ended September 30, 2008, the prices of front month Benchmark Oil Futures Contracts rose from near the $96.00 level to approximately the $100.60 level. The prices of front month contracts were also higher than the prices of second month contracts for most of the first quarter of 2008 and the first half of the second quarter of 2008. The price of the front month contract was less than the second month contract for the balance of the second quarter of 2008 and most of the third quarter of 2008, although the front month price finished the end of the third quarter of 2008 higher than the second month contract.

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

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the front 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the results of owning a portfolio consisting of the near month contract versus a portfolio containing the front 12 months’ worth of contracts. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the front 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During the previous two years, including 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. While the investment objective of USOF is not to have the market price of its units match, dollar for dollar, changes in the spot price of oil, contango and backwardation have impacted the total return on an investment in USOF units during the past year relative to a hypothetical direct investment in crude oil. For example, an investment made in USOF units made during the second quarter of 2007, a period of contango in the crude oil markets, decreased by -0.71%, while the spot price of crude oil for immediate delivery during the same period increased by 7.30%. Conversely, an investment made in USOF units during the third quarter of 2007, a period in which the crude oil futures market was mostly in backwardation, increased by 17.82% while the spot price of crude oil increased by 15.53% (note: these comparisons ignore the potential costs associated with physically owning and storing crude oil which could be substantial).

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

Crude Oil Market. During the nine month period ended September 30, 2008, crude oil prices were impacted by several factors. On the consumption side, demand remained strong outside the United States as continued global economic growth, especially in emerging economies such as China and India, remained brisk. Additionally, the U.S. dollar, the currency in which crude oil is traded globally, continued to fall, effectively making crude oil cheaper for most non-U.S. dollar economies. Crude oil prices reached an all time high in July 2008 when the front month contract price reached approximately $145 a barrel.

However, concerns about a weakening U.S. economy leading to reduced demand for oil products became a major factor late in the third quarter of 2008. On the supply side, production remained steady despite concerns about violence impacting production in Iraq and Nigeria. Political tensions between Iran and the United States also contributed to market concerns about interruptions in production. At the same time, a concern remained about the ability of major oil producing countries to continue to raise their production to accommodate increasing demand. However, oil prices reversed their upward trend and fell sharply late in the third quarter of 2008 as a slowing U.S. economy, and flat demand growth outside of the U.S., was enough to improve the global supply and demand balance. The front month futures contract ended the third quarter of 2008 at approximately $100, down 31% from its July highs.

Crude Oil Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1997 and 2007, the chart below compares the monthly movements of crude oil versus the monthly movements of several other energy commodities, natural gas, heating oil, and gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1997-2007	Large Cap US Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1	-0.237	0.949	-0.087	-0.008	-0.065	-0.037
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.259	-0.175	0.197	0.065	0.033
Global Equities (FTSE World Index)			1	0.124	0.029	-0.003	0.040
Gasoline				1	0.267	0.663	0.634
Natural Gas					1	0.480	0.344
Heating Oil						1	0.802
Crude Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the nine months ended September 30, 2008, crude oil continued to have a strong positive correlation with heating oil and gasoline. During this period it also had a stronger correlation with the movements of natural gas than it had displayed over the prior ten year period. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the prior ten years, displayed results that indicated that they had a weak but positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the prior ten year period, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2008 YTD (9 months)	Large Cap US Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1	-0.641	0.920	0.565	-0.152	0.214	0.289
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.682	-0.581	-0.045	-0.414	-0.507
Global Equities (FTSE World Index)			1	0.760	0.108	0.496	0.575
Gasoline				1	0.650	0.900	0.923
Natural Gas					1	0.805	0.771
Heating Oil						1	0.914
Crude Oil							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
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

Liquidity and Capital Resources

USOF has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USOF has met, and it is anticipated that USOF will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USOF’s liquidity needs include: redeeming units, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

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

USOF’s investment in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the nine month period ended September 30, 2008, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

As of September 30, 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,701,783,696. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2008, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USOF requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USOF has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USOF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF’s NAV, currently 0.50% for a NAV of $1 billion or less, and thereafter 0.20% for a NAV above $1 billion.

The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USOF and its units with the SEC, FINRA and the AMEX, respectively. However, offering costs incurred in connection with registering and listing additional units of USOF are directly borne on an ongoing basis by USOF, and not by the General Partner.

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

In addition to the General Partner’s management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USOF only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

USOF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USOF.

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

During the nine month period ended September 30, 2008, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.1*	Fifth Amended and Restated Agreement of Limited Partnership.
31.1**	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 14, 2008
**Filed herewith
***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 10, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 10, 2008