Form 10-Q
period 2009-03-31
United States Oil Fund, LP
filed 2009-05-11
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

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

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,246,069,990	$1,025,376,289
Equity in UBS Securities LLC trading accounts:
Cash	534,739,670	1,356,466,032
Unrealized gain on open commodity futures contracts	187,512,250	97,616,100
Receivable for units sold	-	90,984,366
Interest receivable	721,465	351,735
Other assets	1,418,095	696,590

Total assets	$2,970,461,470	$2,571,491,112

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$1,305,280	$513,420
Payable for units redeemed	55,512,230	-
Brokerage commission fees payable	194,386	180,086
Investment payable	94,423	-
Other liabilities	506,043	1,173,675

Total liabilities	57,612,362	1,867,181

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	2,912,849,108	2,569,623,931
Total Partners' Capital	2,912,849,108	2,569,623,931

Total liabilities and partners' capital	$2,970,461,470	$2,571,491,112

Limited Partners' units outstanding	99,200,000	74,900,000
Net asset value per unit	$29.36	$34.31
Market value per unit	$29.05	$33.10

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2009

Open Futures Contracts

		Gain on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Foreign Contracts
Crude Oil Futures contracts, expire May 2009	27,112	$81,494,480	2.80

United States Contracts
Crude Oil Futures contracts, expire May 2009	31,548	106,017,770	3.64
	58,660	187,512,250	6.44

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$650,191,384	650,191,384	22.32
Goldman Sachs Financial Square Funds - Government Fund	711,626,796	711,626,796	24.43
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	500,252,309	500,252,309	17.17
	$1,862,070,489	1,862,070,489	63.92

Cash		383,999,501	13.18
Total Cash and Cash Equivalents		2,246,069,990	77.10

Cash on deposit with broker		534,739,670	18.36
Liabilities, less receivables and other assets		(55,472,802)	(1.90)
Total Partners' Capital		$2,912,849,108	100.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$(338,951,000)	$76,827,790
Change in unrealized gains (losses) on open positions	89,896,150	(49,054,490)
Interest income	1,839,120	2,895,300
Other income	156,000	89,000

Total income (loss)	(247,059,730)	30,757,600

Expenses
General Partner management fees (Note 3)	3,576,438	530,931
Brokerage commissions	1,793,482	238,589
Other expenses	996,565	576,263

Total expenses	6,366,485	1,345,783

Net income (loss)	$(253,426,215)	$29,411,817
Net income (loss) per limited partnership unit	$(4.95)	$5.51
Net income (loss) per weighted average limited partnership unit	$(2.25)	$5.31
Weighted average limited partnership units outstanding	112,874,444	5,534,066

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$2,569,623,931	$2,569,623,931
Addition of 111,900,000 partnership units	-	3,191,289,626	3,191,289,626
Redemption of 87,600,000 partnership units	-	(2,594,638,234)	(2,594,638,234)
Net loss	-	(253,426,215)	(253,426,215)

Balances, at March 31, 2009	$-	$2,912,849,108	$2,912,849,108

Net Asset Value Per Unit
At December 31, 2008	$34.31
At March 31, 2009	$29.36

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months	Three months
	ended March 31, 2009	ended March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(253,426,215)	$29,411,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in commodity futures trading account – cash	821,726,362	22,967,099
Unrealized (gains) losses on futures contracts	(89,896,150)	49,054,490
Decrease (increase) in interest receivable and other assets	(1,091,235)	750,282
Increase (decrease) in management fees payable	791,860	(50,493)
Increase (decrease) in commissions payable	14,300	(4,000)
Increase (decrease) in other liabilities	(573,209)	280,438
Net cash provided by operating activities	477,545,713	102,409,633

Cash Flows from Financing Activities:
Subscription of partnership units	3,282,273,992	2,341,916,582
Redemption of partnership units	(2,539,126,004)	(2,232,156,555)

Net cash provided by financing activities	743,147,988	109,760,027

Net Increase in Cash and Cash Equivalents	1,220,693,701	212,169,660

Cash and Cash Equivalents, beginning of period	1,025,376,289	354,816,049
Cash and Cash Equivalents, end of period	$2,246,069,990	$566,985,709

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the three months ended March 31, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of March 31, 2009, USOF held 31,548 Oil Futures Contracts traded on the NYMEX and 27,112 Oil Futures Contracts traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.

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

In addition, Authorized Purchasers pay USOF a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of March 31, 2009, USOF had registered a total of 627,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

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

Calculation of Net Asset Value

USOF’s net asset value is calculated on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USOF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month periods ended March 31, 2009 and 2008, USOF incurred $453,200 and $105,629, respectively, in registration fees and other offering expenses.

Directors’ Fees

USOF is responsible for paying for its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. USOF shares these fees with USNG, US12OF, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three month periods ended March 31, 2009 and 2008, USOF incurred $198,364 and $41,367, respectively, under this arrangement.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $30.00 per transaction.

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

USOF invests primarily in Oil Futures Contracts traded on the NYMEX. On May 30, 2007, USOF and the NYMEX entered into a licensing agreement whereby USOF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the licensing agreement, USOF and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USOF expressly disclaims any association with the NYMEX or endorsement of USOF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USOF engages in the trading of futures contracts and options on futures contracts (collectively, “derivatives”). USOF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USOF may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically, commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USOF has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by USOF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USOF must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USOF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of March 31, 2009			As of December 31, 2008
Derivatives not	Condensed			Condensed
Accounted	Statement of			Statement of
for as Hedging	Financial			Financial
Instruments under	Condition	Unrealized		Condition	Unrealized
Statement 133	Location	Appreciation		Location	Appreciation

Commodity Contracts	Assets	$187,512,250	*	Assets	$97,616,100

* Includes cumulative appreciation/(depreciation) of futures contracts as reported on the Condensed Schedule of Investments.

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended March 31, 2009 and 2008

			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Appreciation or	Gain or (Loss)	Appreciation or
Accounted	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement 133	in Income	2009	2009	2008	2008

Commodity Contracts	Realized gains (losses) on closed positions	$(338,951,000)	$—	$76,827,790	$—

	Change in unrealized gains (losses) on open positions	—	89,896,150	—	(49,054,490)

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

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2009 and December 31, 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,780,809,660 and $2,381,842,321, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USOF adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USOF (observable inputs) and (2) USOF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of USOF’s securities at March 31, 2009 using the fair value hierarchy:

At March 31, 2009	Total	Level I	Level II	Level III

Investments	$1,862,070,489	$1,862,070,489	$-	$-
Other Financial Instruments	187,512,250	187,512,250	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$34.31	$75.82
Total income (loss)	(4.89)	5.75
Total expenses	(0.06)	(0.24)
Net increase (decrease) in net asset value	(4.95)	5.51
Net asset value, end of period	$29.36	$81.33

Total Return	(14.43)%	7.27%

Ratios to Average Net Assets
Total income (loss)	(7.67)%	7.20%
Expenses excluding management fees*	(0.35)%	(0.77)%
Management fees*	(0.45)%	(0.50)%
Net income (loss)	(7.86)%	6.89%

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire, less USOF’s expenses.

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

On any valuation day, the Benchmark Oil Futures Contract is the near month futures contract for light, sweet crude oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract becomes, over a 4-day period, the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

Crude oil futures prices were volatile during the three months ended March 31, 2009 and exhibited wide daily swings along with an uneven upward trend from late February 2009 to late March 2009. The price of the Benchmark Oil Futures Contract started the period at the $44.60 per barrel level. The low of the period was on February 18, 2009 when prices dropped to $37.41 per barrel. Prices rose sharply over the course of the period and hit a peak on March 26, 2009 of $54.34 per barrel. The period ended with the Benchmark Oil Futures Contract at $49.66 per barrel, up approximately 11.3% over the period. USOF’s NAV fell during the period from a starting level of $34.31 per unit and a high on January 5, 2009 of $37.54 per unit. USOF’s NAV reached its low for the period on February 18, 2009 at $22.88 per unit. USOF’s NAV on March 31, 2009 was $29.36, down approximately 14.4% over the period. The Benchmark Oil Futures Contract prices listed above begin with the February 2009 contract and end with the May 2009 contract. The return of approximately 11.3% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first half of 2008, the crude oil futures market remained in a state of backwardation, meaning that the price of the near month crude oil futures contract was typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For much of the third quarter of 2008, the crude oil futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. From late November 2008 to the end of 2008, the market moved into a much steeper contango market. During the first quarter of 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep, reflecting that the cost of oil futures contracts further from expiration were significantly higher than the near month oil futures contract. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

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

Results of Operations and the Crude Oil Market

Results of Operations.  On April 10, 2006, USOF listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “USO.” On that day, USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial authorized purchaser, KV Execution Services LLC, in exchange for $13,479,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USOF’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 17,000,000 units, USOF has made six subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008 and 300,000,000 units which were registered with the SEC on January 16, 2009. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of March 31, 2009, USOF had issued 404,200,000 units, 99,200,000 of which were outstanding.  As of March 31, 2009, there were 222,800,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

As of March 31, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $187,512,250 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,780,809,660. The majority of USOF’s cash assets were held in overnight deposits at USOF’s custodian bank, while 19.23% of the cash balance was held with the futures commission merchant as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $29.36.

By comparison, as of March 31, 2008, the total unrealized loss on Oil Futures Contracts owned or held on that day was $13,349,470 and USOF established cash deposits, including cash investments in money market funds, that were equal to $630,349,360. The majority of USOF's cash assets were held in overnight deposits at USOF’s custodian bank, while 10.05% of the cash balance was held with the futures commission merchant as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $81.33. The change in the per unit NAV for March 31, 2008 compared to March 31, 2009 was primarily a result of sharply lower prices for crude oil and the related decline in the value of the Oil Futures Contracts that USOF had invested in between the period ended March 31, 2008 and the period ended March 31, 2009.

Portfolio Expenses. USOF pays the General Partner a management fee of 0.45% of NAV on its average net assets. The fee is accrued daily. Prior to January 1, 2009, the management fee was 0.50% for total net assets of up to $1 billion and the management fee was 0.20% on the incremental amount of total net assets over $1 billion, and was accrued daily.

During the three month period ended March 31, 2009, the daily average total net assets of USOF were $3,223,209,553. The management fee paid by USOF during the period amounted to $3,576,438. Management fees as a percentage of total net assets averaged 0.45% over the course of this three month period. By comparison, during the three month period ended March 31, 2008, the daily average total net assets of USOF were $427,078,224. During the three month period ended March 31, 2008, the total net assets of USOF did not exceed $1 billion on any day. The management fee paid by USOF for this three month period amounted to $530,931, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.50% over the course of this three month period. Management fees as a percentage of total net assets were lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the reduced expense ratio schedule and due to the period ended March 31, 2008 having no days in which total net assets exceeded $1 billion and therefore all total net assets during that period were charged the higher daily rate of 0.50%.

In addition to the management fee, USOF pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2009 was $2,790,047, as compared to $814,852 for the three months ended March 31, 2008. The increase in expenses from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to the relative size of USOF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unit holders during the period. For the three months ended March 31, 2009, USOF incurred $453,200 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2008, USOF incurred $105,629 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying for its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. USOF shares these fees with the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USOF’s portion of such fees was $145,602. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2009, total commissions paid to brokers amounted to $1,793,482. By comparison, during the three month period ended March 31, 2008, total commissions paid to brokers amounted to $238,589. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USOF’s average total net assets, the decrease in the price of Oil Futures Contracts and the increase in redemptions and creations of units during the period.  The increase in assets required USOF to purchase a greater number of Oil Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2009 represents approximately 0.23% of total net assets. By comparison, the figure for the three months ended March 31, 2008 represented approximately 0.22% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2009, USOF earned $1,839,120 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.23%. USOF did not purchase Treasuries during the three month period ended March 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended March 31, 2008, USOF earned $2,895,300 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this is equivalent to an annualized yield of 2.73%. USOF did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended March 31, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USOF as a percentage of total net assets was lower during the three month period ended March 31, 2009.

Tracking USOF’s Benchmark. USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.030%, while the simple average daily change in the NAV of USOF over the same time period was   -0.032%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -0.619%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-day period ended March 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USOF Monthly Total Return vs Benchmark Futures Contracts*
(monthly since inception to March 31, 2009)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF units to the public on April 10, 2006 to March 31, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.080%, while the simple average daily change in the NAV of USOF over the same time period was -0.073%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 2.148%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the three month period ended March 31, 2009, the actual total return of USOF as measured by changes in its NAV was -14.43%. This is based on an initial NAV of $34.31 on December 31, 2008 and an ending NAV as of March 31, 2009 of $29.36. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the first quarter of 2009 with an estimated NAV of $29.40, for a total return over the relevant time period of -14.30%. The difference between the actual NAV total return of USOF of -14.43% and the expected total return based on the Benchmark Oil Futures Contract of -14.30% was an error over the time period of -0.13%, which is to say that USOF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USOF collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2009, USOF received interest income of $1,839,120, which is equivalent to a weighted average interest rate of 0.23% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2009, USOF also collected $156,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to USOF’s actual return. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three month period ended March 31, 2009, USOF incurred total expenses of $6,366,485. Income from interest and brokerage collections net of expenses was $(4,371,365) which is equivalent to a weighted average net interest rate of -0.55% for the three month period ended March 31, 2009.

By comparison, for the three month period ended March 31, 2008, the actual total return of USOF as measured by changes in its NAV was 7.27%. This was based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of March 31, 2008 of $81.33. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the first quarter of 2008 with an estimated NAV of $81.01, for a total return over the relevant time period of 6.86%. The difference between the actual NAV total return of USOF of 7.27% and the expected total return based on the Benchmark Oil Futures Contract of 6.86% was an error over the time period of 0.41%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2008, USOF received interest income of $2,895,300, which is equivalent to a weighted average interest rate of 2.73% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2008, USOF also collected $89,000 from brokerage firms creating or redeeming baskets of units. During the three month period ended March 31, 2008, USOF incurred total expenses of $1,345,783. Income from interest and brokerage collections net of expenses was $1,638,517, which is equivalent to a weighted average net interest rate of 1.54% for the three month period ended March 31, 2008. This income also contributed to USOF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the three month period ended March 31, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2009. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the three month period ended March 31, 2009, USOF earned, on an annualized basis, approximately 0.23% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.23% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.12% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.57% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three month period ended March 31, 2009, USOF did not hold any Other Oil Interests. However, there can be no assurance that in the future USOF will not make use of such Other Oil Interests.

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

The chart below compares the price of the near month contract to the average price of the near 12 months over the last 10 years (1999-2008). When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts from the dollar price of the near month contract. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 1999 and 2008.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of light sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

Historical Data of Owning and Rolling the Near Month Light, Sweet Oil Contract
versus the Near 12 Month Contracts and versus the Annual Change in the Spot Price Of Crude Oil *

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. During the first quarter of 2009, the crude oil market remained in contango.  During parts of January and February of 2009, the level of contango was unusually steep.

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

Crude Oil Market. During the three month period ended March 31, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partially successful. This divergence between production and comsumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the first quarter of 2009 approximately 11% higher than at the beginning of the quarter.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of crude oil versus the monthly movements of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.045	0.003	0.063
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	0.054	0.037	-0.29
Global Equities (FTSE World Index)			1.000	0.384	0.072	0.084	0.155
Unleaded Gasoline				1.000	0.254	0.787	0.747
Natural Gas					1.000	0.394	0.292
Heating Oil						1.000	0.738
Crude Oil							1.000
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a stronger correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended March 31, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.234	0.980	0.504	0.564	0.014	0.527
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.296	-0.399	-0.296	0.067	-0.220
Global Equities (FTSE World Index)			1.000	0.525	0.562	0.067	0.541
Unleaded Gasoline				1.000	0.883	0.189	0.811
Natural Gas					1.000	0.444	0.871
Heating Oil						1.000	0.513
Crude Oil							1.000
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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest USOF’s assets in Oil Futures Contracts and Other Crude Oil-Related Investments so that daily changes in USOF’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Oil Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Oil Futures Contract, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Oil Futures Contract will closely correlate with changes in the spot price of light, sweet crude oil.

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

USOF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USOF’s trading in Oil Interests. The balance of the net assets is held in USOF’s account at its custodian bank. Interest earned on USOF’s interest-bearing funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from interest has exceeded the amount of cash required to pay USOF’s expenses. However, there can be no assurance that the amount of cash earned will do so in a period of very low short-term interest rates. In that event, USOF may not be able to rely on its income to cover cash expenses, which could cause a drop in USOF’s NAV over time.

USOF’s investment in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the three month period ended March 31, 2009, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Since March 23, 2007, USOF has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USOF’s marketing agent, administrator and custodian. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

USOF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil Interests markets and the relationships among the contracts held by USOF. The limited experience that USOF has had in utilizing its model to trade in Oil Interests in a manner intended to track the changes in the spot price of crude oil as represented by the change in the near month crude oil futures contract, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USOF assets related to foreign Oil Futures Contracts trading. During the three month period ended March 31, 2009, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, USOF may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2009, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,780,809,660. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2009, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

Contractual Obligations

USOF’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USOF’s NAV, currently 0.45% of NAV on its average net assets.

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

The General Partner pays the fees of USOF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USOF’s condensed financial statements and its SEC and CFTC reports. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's board of directors (the “Board”). Furthermore, the General Partner on behalf of USOF only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three month period ended March 31, 2009, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, USOF was not exposed to counterparty risk.

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

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USOF if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USOF’s internal control over financial reporting during USOF’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USOF’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USOF's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USOF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USOF’s website at www.unitedstatesoilfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer Date: May 11, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer Date: May 11, 2009