Form 10-Q
period 2009-09-30
United States Oil Fund, LP
filed 2009-11-09
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
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

☐ Yes    ☒ No

UNITED STATES OIL FUND, LP

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

Index to Condensed Financial Statements

United States Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,865,747,446	$1,025,376,289
Equity in UBS Securities LLC trading accounts:
Cash	458,664,396	1,356,466,032
Unrealized gain (loss) on open commodity futures contracts	(754,980)	97,616,100
Receivable for units sold	172,051,224	90,984,366
Interest receivable	174,917	351,735
Other assets	679,520	696,590

Total assets	$2,496,562,523	$2,571,491,112

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$790,739	$513,420
Payable for units redeemed	68,610,520	—
Brokerage commission fees payable	119,386	180,086
Other liabilities	1,512,525	1,173,675

Total liabilities	71,033,170	1,867,181

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	2,425,529,353	2,569,623,931
Total Partners’ Capital	2,425,529,353	2,569,623,931

Total liabilities and partners’ capital	$2,496,562,523	$2,571,491,112

Limited Partners’ units outstanding	66,800,000	74,900,000
Net asset value per unit	$36.31	$34.31
Market value per unit	$36.19	$33.10

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

		Gain/(Loss)
		on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts
Foreign Contracts
ICE WTI Crude Oil Futures contracts, expire November 2009	18,107	$(11,968,680)	(0.49)

United States Contracts
NYMEX Crude Oil Financial Futures WS contracts, expire November 2009	4,000	(3,040,000)	(0.13)
NYMEX Crude Oil Futures CL contracts, expire November 2009	12,245	14,253,700	0.59
	16,245	11,213,700	0.46
Total Open Futures Contracts	34,352	$(754,980)	(0.03)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$751,387,050	$751,387,050	30.98
Goldman Sachs Financial Square Funds – Government Fund – Class SL	612,367,706	612,367,706	25.24
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	250,551,884	250,551,884	10.33
Total Cash Equivalents		$1,614,306,640	66.55

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009 and 2008

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(116,290,290)	$(348,770,180)	$526,557,970	$(52,145,750)
Change in unrealized gain (loss) on open positions	54,591,010	(39,303,880)	(98,371,080)	(62,363,060)
Interest income	665,832	5,868,040	3,959,228	12,213,272
Other income	66,000	78,000	308,000	227,000

Total income (loss)	(60,967,448)	(382,128,020)	432,454,118	(102,068,538)

Expenses
General Partner management fees (Note 3)	2,444,275	1,364,008	9,135,235	2,805,644
Brokerage commissions	598,751	391,467	3,313,812	891,642
Other expenses	843,568	508,069	3,699,389	1,815,260

Total expenses	3,886,594	2,263,544	16,148,436	5,512,546

Net income (loss)	$(64,854,042)	$(384,391,564)	$416,305,682	$(107,581,084)
Net income (loss) per limited partnership unit	$(1.51)	$(32.13)	$2.00	$5.36
Net income (loss) per weighted average limited partnership unit	$(1.08)	$(28.35)	$4.86	$(12.17)
Weighted average limited partnership units outstanding	59,920,652	13,558,696	85,688,278	8,841,606

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$—	$2,569,623,931	$2,569,623,931
Addition of 160,600,000 partnership units	—	4,835,969,850	4,835,969,850
Redemption of 168,700,000 partnership units	—	(5,396,370,110)	(5,396,370,110)
Net income	—	416,305,682	416,305,682

Balances, at September 30, 2009	$—	$2,425,529,353	$2,425,529,353

Net Asset Value Per Unit
At December 31, 2008	$34.31
At September 30, 2009	$36.31

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008

	Nine months	Nine months
	ended September 30, 2009	ended September 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$416,305,682	$(107,581,084)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account – cash	897,801,636	(391,628,724)
Unrealized loss on futures contracts	98,371,080	62,363,060
Decrease (increase) in interest receivable and other assets	193,888	(614,110)
Increase in management fees payable	277,319	268,673
Increase (decrease) in commissions payable	(60,700)	30,200
Increase in other liabilities	338,850	798,014
Net cash provided by (used in) operating activities	1,413,227,755	(436,363,971)

Cash Flows from Financing Activities:
Subscription of partnership units	4,754,902,992	8,840,578,043
Redemption of partnership units	(5,327,759,590)	(7,535,205,899)

Net cash provided by (used in) financing activities	(572,856,598)	1,305,372,144

Net Increase in Cash and Cash Equivalents	840,371,157	869,008,173

Cash and Cash Equivalents, beginning of period	1,025,376,289	354,816,049
Cash and Cash Equivalents, end of period	$1,865,747,446	$1,223,824,222

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2009, USOF held 16,245 Oil Futures Contracts traded on the NYMEX and 18,107 Oil Futures Contracts traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), which listed its limited partnership units on the NYSE Arca on September 24, 2009. The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of September 30, 2009, USOF had registered a total of 1,627,000,000 units.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USOF. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.   These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009 and 2008, USOF incurred $1,202,600 and $393,787, respectively, in registration fees and other offering expenses.

Directors’ Fees

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees with USNG, US12OF, UGA, USHO and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007.  Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2009 and 2008, USOF incurred $491,498 and $194,845, respectively, under this arrangement.

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

NOTE 4 - CONTRACTS AND AGREEMENTS

USOF is party to a marketing agent agreement, dated as of March 13, 2006, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USOF as outlined in the agreement. The fees of the Marketing Agent, which are borne by the General Partner, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 - $500 million; 0.04% on USOF’s assets from $500 million - $4 billion; and 0.03% on USOF’s assets in excess of $4 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USOF is also party to a custodian agreement, dated March 13, 2006, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USOF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USOF is party to an administrative agency agreement, dated March 13, 2006, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USOF. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USOF engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USOF is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USOF may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

USOF invests its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,324,411,842 and $2,381,842,321, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USOF adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USOF (observable inputs) and (2) USOF’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USOF’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$1,614,306,640	$1,614,306,640	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(11,968,680)	(11,968,680)	—	—
United States Contracts	11,213,700	11,213,700	—	—

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2009 and 2008 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$34.31	$75.82
Total income	2.19	5.98
Total expenses	(0.19)	(0.62)
Net increase in net asset value	2.00	5.36
Net asset value, end of period	$36.31	$81.18

Total Return	5.83%	7.07%

Ratios to Average Net Assets
Total income (loss)	15.93%	(12.59	) %
Expenses excluding management fees*	0.35%	0.45%
Management fees*	0.45%	0.46%
Net income (loss)	15.34%	(13.27	) %

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. USOF adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

USOF has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses.

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

The regulation of Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in USOF?” of USOF’s prospectus as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USOF.

Currently, a number of proposals to alter the regulation of Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals is implemented, USOF’s ability to meet its investment objective may be negatively impacted.

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

Crude oil futures prices were volatile during the nine months ended September 30, 2009 and exhibited wide daily swings along with an uneven upward trend from late February 2009 to late March 2009. The price of the Benchmark Oil Futures Contract started the period at the $44.60 per barrel level. The low of the period was on February 18, 2009 when prices dropped to $37.41 per barrel. Prices rose over the course of the period and hit a peak on August 24, 2009 of $74.97 per barrel. The period ended with the Benchmark Oil Futures Contract at $70.61 per barrel, up approximately 58.32% over the period. USOF’s NAV rose during the period from a starting level of $34.31 per unit and reached its high for the period on June 11, 2009 at $39.78 per unit. USOF’s NAV reached its low for the period on February 18, 2009 at $22.88 per unit. USOF’s NAV on September 30, 2009 was $36.31, up approximately 5.83% over the period. The Benchmark Oil Futures Contract prices listed above begin with the February 2009 contract and end with the November 2009 contract. The return of approximately 58.32% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first half of 2008, the crude oil futures market remained in a state of backwardation, meaning that the price of the near month crude oil futures contract was typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For much of the third quarter of 2008, the crude oil futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. From late November 2008 to the end of 2008, the market moved into a much steeper contango market. During the first three quarters of 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep reflecting that the cost of oil futures contracts further from expiration were significantly higher than the near month oil futures contract. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of the first half of 2009.  The Crude Oil futures market remained in contango through the quarter ended September 30, 2009. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

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

Since its initial offering of 17,000,000 units, USOF has made seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2009, USOF had issued 438,100,000 units, 66,800,000 of which were outstanding.  As of September 30, 2009, there were 1,188,900,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

As of September 30, 2009, the total unrealized loss on Oil Futures Contracts owned or held on that day was $754,980 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,324,411,842. USOF held 80.27% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.73% of the cash balance was held with the futures commission merchant as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2009 was $36.31.

By comparison, as of September 30, 2008, the total unrealized loss on Oil Futures Contracts owned or held on that day was $26,658,040 and USOF established cash deposits, including cash investments in money market funds, that were equal to $1,701,783,696. USOF held 71.91% of its cash assets in overnight deposits and money market funds at its custodian bank, while 28.09% of the cash balance was held with the futures commission merchant as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $81.18. The decrease in the per unit NAV from September 30, 2008 compared to September 30, 2009 was primarily a result of sharply lower prices for crude oil and the related decline in the value of the Oil Futures Contracts that USOF had invested in between the period ended September 30, 2008 and the period ended September 30, 2009.

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

During the nine months ended September 30, 2009, the daily average total net assets of USOF were $2,714,172,313. The management fee paid by USOF during the period amounted to $9,135,235. Management fees as a percentage of total net assets averaged 0.45% over the course of this nine month period. By comparison, during the nine months ended September 30, 2008, the daily average total net assets of USOF were $810,780,060. During the nine months ended September 30, 2008, the total net assets of USOF exceeded $1 billion. The management fee paid by USOF for this nine month period amounted to $2,805,644, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.46% over the course of this nine month period. USOF’s management fees as a percentage of total net assets were lower for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to USOF’s reduced expense ratio schedule.

In addition to the management fee, USOF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the nine months ended September 30, 2009 was $7,013,201, as compared to $2,706,902 for the nine months ended September 30, 2008. The increase in expenses from the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2009 was primarily due to the relative size of USOF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the nine months ended September 30, 2009. For the nine months ended September 30, 2009, USOF incurred $1,202,600 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2008, USOF incurred $393,787 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees with the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”) and the United States Short Oil Fund, LP (“USSO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USOF’s portion of such fees was $145,602. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2009, total commissions paid to brokers amounted to $3,313,812. By comparison, during the nine months ended September 30, 2008, total commissions paid to brokers amounted to $891,642. The increase in the total commissions paid to brokers from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USOF’s average total net assets, the decrease in the price of Oil Futures Contracts and the increase in redemptions and creations of units during the nine months ended September 30, 2009. The increase in assets required USOF to purchase a greater number of Oil Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2009 represents approximately 0.16% of total net assets. By comparison, the figure for the nine months ended September 30, 2008 represented approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine months ended September 30, 2009, USOF earned $3,959,228 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.20%. USOF did not purchase Treasuries during the nine months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2008, USOF earned $12,213,272 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 2.01%. USOF did not purchase Treasuries during the nine months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the nine months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USOF as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, the daily average total net assets of USOF were $2,154,976,239. The management fee paid by USOF during the period amounted to $2,444,275. Management fees as a percentage of total net assets were 0.45% over the course of this three month period. By comparison, during the three months ended September 30, 2008, the daily average total net assets of USOF were $1,259,368,628.  The management fee paid by USOF for the three months ended September 30, 2008 amounted to $1,364,008, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.43% over the course of the three months ended September 30, 2008. USOF’s management fees as a percentage of total net assets were higher for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to USOF’s reduced expense ratio schedule and due to the fact that the period ended September 30, 2008 had a limited number of days in which total net assets exceeded $1 billion and therefore the majority of total net assets over this three month period were charged the higher daily rate of 0.50%.

In addition to the management fee, USOF pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended September 30, 2009 was $1,442,319, as compared to $899,536 for the three months ended September 30, 2008. The increase in expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to the relative size of USOF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended September 30, 2009, USOF incurred $221,600 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2008, USOF incurred $141,482 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees with USNG, US12OF, UGA, USHO and USSO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended September 30, 2009 amounted to a total of $80,648 for all funds, and USOF’s portion of such fees was $27,778. By comparison, for the three months ended September 30, 2008, these fees amounted to a total of $72,126 for all funds, and USOF’s portion of such fees was $40,218. Directors’ expenses increased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended September 30, 2009, total commissions paid to brokers amounted to $598,751. By comparison, during the three months ended September 30, 2008, total commissions paid to brokers amounted to $391,467. The increase in the total commissions paid to brokers from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USOF’s average total net assets, the decrease in the price of Oil Futures Contracts and the increase in redemptions and creations of units during the three months ended September 30, 2009. The increase in assets required USOF to purchase a greater number of Oil Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2009 represents approximately 0.11% of total net assets. By comparison, the figure for the three months ended September 30, 2008 represented approximately 0.12% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended September 30, 2009, USOF earned $665,832 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.12%. USOF did not purchase Treasuries during the three months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2008, USOF earned $5,868,040 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 1.85%. USOF did not purchase Treasuries during the three months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USOF as a percentage of total net assets was lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Tracking USOF’s Benchmark

USOF seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended September 30, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.011%, while the simple average daily change in the NAV of USOF over the same time period was -0.014%. The average daily difference was -0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -1.018%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-day period ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF’s units to the public on April 10, 2006 to September 30, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.039%, while the simple average daily change in the NAV of USOF over the same time period was -0.033%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 1.759%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the nine months ended September 30, 2009, the actual total return of USOF as measured by changes in its NAV was 5.83%. This is based on an initial NAV of $34.31 on December 31, 2008 and an ending NAV as of September 30, 2009 of $36.31. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the third quarter of 2009 with an estimated NAV of $36.47, for a total return over the relevant time period of 6.30%. The difference between the actual NAV total return of USOF of 5.83% and the expected total return based on the Benchmark Oil Futures Contract of 6.30% was an error over the time period of 0.47%, which is to say that USOF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USOF collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USOF received interest income of $3,959,228, which is equivalent to a weighted average interest rate of 0.20% for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, USOF also collected $308,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to USOF’s actual return. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2009, USOF incurred total expenses of $16,148,436. Income from interest and Authorized Purchaser collections net of expenses was $(11,881,208) which is equivalent to a weighted average net interest rate of -0.59% for the nine months ended September 30, 2009.

By comparison, for the nine months ended September 30, 2008, the actual total return of USOF as measured by changes in its NAV was 7.07%. This was based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of September 30, 2008 of $81.18. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended the third quarter of 2008 with an estimated NAV of $80.46, for a total return over the relevant time period of 6.13%. The difference between the actual NAV total return of USOF of 7.07% and the expected total return based on the Benchmark Oil Futures Contract of 6.13% was an error over the time period of 0.94%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2008, USOF received interest income of $12,213,272, which is equivalent to a weighted average interest rate of 2.01% for the nine months ended September 30, 2008. In addition, during the nine months ended September 30, 2008, USOF also collected $227,000 from Authorized Purchasers creating or redeeming baskets of units. During the nine months ended September 30, 2008, USOF incurred total expenses of $5,512,546. Income from interest and Authorized Purchaser collections net of expenses was $6,927,726, which is equivalent to a weighted average net interest rate of 1.14% for the nine months ended September 30, 2008. This income also contributed to USOF’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact, USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2009, USOF earned, on an annualized basis, approximately 0.20% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.16% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.60% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2009, USOF did not hold any Other Oil Interests. Due, in part, to the increased size of USOF over the last several quarters and its obligations to comply with regulatory limits, USOF is likely to invest in Other Oil Interests which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout the first nine months of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of the first half of 2009. The crude oil future market remained in contango through September 30, 2009.

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

Crude Oil Market. During the nine months ended September 30, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partially successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the third quarter of 2009 approximately 58.32% higher than at the beginning of the year, as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended September 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.088	0.988	0.522	0.694	0.205	0.706
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.102	-0.423	-0.303	0.082	-0.313
Global Equities (FTSE World Index)			1.000	0.552	0.697	0.205	0.705
Unleaded Gasoline				1.000	0.865	-0.089	0.768
Heating Oil					1.000	0.252	0.810
Natural Gas						1.000	0.193
Crude Oil							1.000

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

USOF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USOF’s trading in Oil Interests. The balance of the net assets is held in USOF’s account at its custodian bank. Interest earned on USOF’s interest-bearing funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USOF’s expenses. However, during the nine months ended September 30, 2009, USOF’s expenses exceeded the interest income USOF earned and the cash earned by the sale of Creation Baskets. During the nine months ended September 30, 2009, USOF was forced to use other assets to pay cash expenses, which could cause a drop in USOF’s NAV over time.

USOF’s investment in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2009, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Since March 23, 2007, USOF has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USOF’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the nine months ended September 30, 2009, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, USOF may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2009, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,324,411,842. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

The General Partner pays the fees of USOF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USOF’s condensed financial statements and its SEC and CFTC reports. The General Partner and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of USOF only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the nine months ended September 30, 2009, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the nine months ended September 30, 2009, USOF was not exposed to counterparty risk.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Except as noted below, there has not been a material change from the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the wake of the economic crisis last year, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

Currently, a number of proposals that would alter the regulation of Oil Interests are being considered by federal regulators and Congress. These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. While it cannot be predicted at this time what reforms will eventually be made or how they will impact USOF, if any of the aforementioned proposals are implemented, USOF’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

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

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Fifth Amended and Restated Agreement of Limited Partnership.
3.4*	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.2*	Marketing Agent Agreement.
10.4*	Custodian Agreement.
10.5*	Amendment Agreement to Custodian Agreement.
10.6*	Administrative Agency Agreement.
10.7*	Amendment Agreement to the Administrative Agency Agreement.
10.8*	Amendment Agreement to the Marketing Agent Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 9, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 9, 2009