Form 10-K
period 2009-12-31
United States Oil Fund, LP
filed 2010-03-01
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2009 was: $2,309,937,000.

 The registrant had 47,800,000 outstanding units as of February 26, 2010.

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

The investment objective of USOF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), less USOF’s expenses. USOF’s units began trading on April 10, 2006. The General Partner is the general partner of USOF and is responsible for the management of USOF.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company. Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. The General Partner is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On September 11, 2006, the General Partner formed the United States Natural Gas Fund, LP (“USNG”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in spot percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA’s units began trading on February 26, 2008. The General Partner is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, the General Partner formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO’s units began trading on April 9, 2008. The General Partner is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, the General Partner formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009. The General Partner is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, the General Partner formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses.  US12NG’s units began trading on November 18, 2009. The General Partner is the general partner of US12NG and is responsible for the management of US12NG.

USNG, US12OF, UGA, USHO, USSO and US12NG are collectively referred to herein as the “Related Public Funds”.  For more information about each of the Related Public Funds, investors in USOF may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”). The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses.  The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index (“SDCI”) Total Return, less USCI’s expenses.

The General Partner is required to evaluate the credit risk of USOF to the futures commission merchant, oversee the purchase and sale of USOF’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USOF and manage USOF’s investments. The General Partner also pays the fees of ALPS Distributors, Inc., which acts as the marketing agent for USOF (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USOF.

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

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement. Through its Management Directors, the General Partner manages the day-to-day operations of USOF. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USOF Operate?

The net assets of USOF consist primarily of investments in futures contracts for light, sweet crude oil, but may also consist of investment contracts for other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, and over-the-counter transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “oil interests” in this annual report on Form 10-K.

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

The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

USOF seeks to achieve its investment objective by investing in a mix of Oil Futures Contracts and Other Oil Interests such that the changes in its NAV will closely track the changes in the price of the NYMEX futures contract for light, sweet crude oil delivered to Cushing, Oklahoma (the “Benchmark Oil Futures Contract”). The General Partner believes changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. On any valuation day (a valuation day is any NYSE Arca trading day as of which USOF calculates its NAV as described herein), the Benchmark Oil Futures Contract is the near month contract for light, sweet crude oil traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Oil Futures Contract is the next month contract for light, sweet crude oil traded on the NYMEX.

As a specific benchmark, the General Partner endeavors to place USOF’s trades in Oil Futures Contracts and Other Oil Interests and otherwise manage USOF’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USOF’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USOF calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Oil Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in USOF’s unit price on the NYSE Arca to closely track daily changes in USOF’s NAV per unit. The General Partner further believes that the daily changes in prices of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in the spot price of light, sweet crude oil. The General Partner believes that the net effect of these two relationships and the expected relationship described above between USOF’s NAV and the Benchmark Oil Futures Contract will be that the daily changes in the price of USOF’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of a barrel of light, sweet crude oil, less USOF’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of USOF and the daily changes in the Benchmark Oil Futures Contract both since the initial public offering of USOF’s units on April 10, 2006 through December 31, 2009 and during the last thirty valuation days ended December 31, 2009.

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

The General Partner employs a “neutral” investment strategy intended to track changes in the price of the Benchmark Oil Futures Contract regardless of whether the price goes up or goes down. USOF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USOF’s units for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USOF involves the risk that the changes in the price of USOF’s units will not accurately track the changes in the Benchmark Oil Futures Contract.

From inception to March 2009, the Benchmark Oil Futures Contract of USOF was changed from the near month contract to expire to the next month contract to expire, starting on the date two weeks prior to the expiration of the near month contract. The change in the Benchmark Oil Futures Contract occurred in its entirety from one day until the next day.

Since March 2009, the Benchmark Oil Futures Contract has changed each month from the near month contract to the next month contract over a four-day period. The Benchmark Oil Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Oil Futures Contract is based on a combination of the near month contract and the next month contract as follows:  (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract,  (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract,  and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract.  On day 4, the Benchmark Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Futures Contract until the beginning of the following month’s change in the Benchmark Futures Contract over a four-day period.

On each day during the four-day period, the General Partner “rolls” USOF’s positions in oil interests by closing, or selling, a percentage of USOF’s positions in oil interests and reinvesting the proceeds from closing those positions in new oil interests that reflect the change in the Benchmark Oil Futures Contract.

The anticipated dates that the monthly four-day roll period will commence for 2010 will be posted on USOF’s website at www.unitedstatesoilfund.com, and are subject to change without notice.

USOF’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each oil interest, the specific types of Other Oil Interests and characteristics of such Other Oil Interests, Treasuries, and amount of the cash and/or cash equivalents held in USOF’s portfolio. USOF’s website is publicly accessible at no charge. USOF’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USOF may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by USOF. In addition, Authorized Purchasers pay USOF a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets. The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Oil Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

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

The specific Oil Futures Contracts purchased depends on various factors, including a judgment by the General Partner as to the appropriate diversification of USOF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Oil Futures Contracts, as USOF reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it may invest in Oil Futures Contracts traded on other exchanges or may invest in Other Oil Interests such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting USOF’s Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner closes existing positions, e.g., when it changes the Benchmark Oil Futures Contract or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil Interests. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil Interests, the General Partner believes that the changes in percentage terms in USOF’s NAV will continue to closely track the changes in percentage terms in the prices of the Benchmark Oil Futures Contract. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of USOF. Additionally, oil futures contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, the General Partner believes that the changes in the price of USOF’s units as traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil. For performance data relating to USOF’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USOF’s Benchmark”.

What are Oil Futures Contracts?

Oil Futures Contracts are agreements between two parties. One party agrees to buy crude oil from the other party at a later date at a price and quantity agreed-upon when the contract is made. Oil Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Oil Futures Contract is traded on the NYMEX in units of 1,000 barrels. The price of crude oil futures contracts on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Oil Futures Contracts are discussed below. Additional risks of investing in Oil Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USOF?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Oil Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USOF is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Oil Futures Contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Oil Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. If USOF and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX will monitor USOF’s and the Related Public Funds’ exposure and ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USOF and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. As of December 31, 2009, USOF and the Related Public Funds held a net of 13,409 NYMEX Crude Oil Futures CL contracts, 2,000 NYMEX Crude Oil Financial Futures WS contracts, 17,747 ICE WTI Crude Oil Futures contracts and short positions in 166 NYMEX Crude Oil Futures CL contracts.

If the NYMEX or the ICE Futures orders USOF to reduce its position back to the accountability level, or to an accountability level that the NYMEX or the ICE Futures deems appropriate for USOF, such an accountability level may impact the mix of investments in oil interests made by USOF. To illustrate, assume that the price of the Benchmark Oil Futures Contract and the unit price of USOF are each $10, and that the NYMEX has determined that USOF may not own more than 10,000 Benchmark Oil Futures Contracts. In such case, USOF could invest up to $1 billion of its daily net assets in the Benchmark Oil Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Oil Futures Contract is a contract for 1,000 barrels of oil multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Oil Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Oil Futures Contract. If the NYMEX were to impose limits at the $1 billion level (or another level), USOF anticipates that it would invest the majority of its assets above that level in a mix of other Oil Futures Contracts or Other Oil Interests in order to meet its investment objective.

See “Risk Factors—Risks Associated With Investing Directly or Indirectly in Crude Oil—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USOF.”

In addition to accountability levels, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX Light Sweet crude oil futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX New York Harbor gasoline blendstock (“RBOB”) gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

USOF anticipates that to the extent it invests in Futures Contracts other than light, sweet crude oil contracts (such as futures contracts for Brent crude oil, natural gas, heating oil, and gasoline) and Other Oil Interests, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil Interests against the current Benchmark Oil Futures Contract.

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

Price Volatility.  Despite daily price limits, the price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day. These economic factors include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because USOF invests a significant portion of its assets in Oil Futures Contracts, the assets of USOF, and therefore the prices of USOF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USOF’s futures positions have declined in value, USOF may be required to post additional variation margin to cover this decline. Alternatively, if USOF’s futures positions have increased in value, this increase will be credited to USOF’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USOF may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The NYMEX contract provides for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a WTI Futures contract which trades in units of 1,000 barrels. The WTI Contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for about 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center. The price of heating oil has historically been volatile.

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

Why Does USOF Purchase and Sell Oil Futures Contracts?

USOF’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the Benchmark Oil Futures Contract, less USOF’s expenses. USOF invests primarily in Oil Futures Contracts. USOF seeks to have its aggregate NAV approximate at all times the aggregate market value of the Oil Futures Contracts (or Other Oil Interests) it holds.

Other than investing in Oil Futures Contracts and Other Oil Interests, USOF only invests in assets to support these investments in oil interests. At any given time, most of USOF’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USOF’s positions in Oil Futures Contracts and Other Oil Interests. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USOF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 10% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USOF would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically 10% to 30% of USOF’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Oil Futures Contracts it owns, USOF holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. USOF earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. USOF anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USOF reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USOF reinvests the earned interest income, it makes investments that are consistent with its investment objectives.

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

Leverage

While USOF’s historical ratio of initial margin to total assets has generally ranged from 10% to 30%, the General Partner endeavors to have the value of USOF’s Treasuries, cash and cash equivalents, whether held by USOF or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under USOF’s Oil Futures Contracts and Other Oil Interests. While the General Partner does not intend to leverage USOF’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USOF unless USOF is required to borrow money in the event of physical delivery, USOF trades in cash commodities, or for short-term needs created by unexpected redemptions. USOF maintains the value of its Treasuries, cash and/or cash equivalents, whether held by USOF or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil Interests. USOF has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Oil Futures Contracts, there are also a number of listed options on the Oil Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the crude oil market. Consequently, USOF may purchase options on crude oil futures contracts on these exchanges in pursuing its investment objective.

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the crude oil spot price, forward crude oil price, the Benchmark Oil Futures Contract price, or other crude oil futures contract price. For example, USOF may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the crude oil spot price, the Benchmark Oil Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Oil Futures Contracts that may be invested in by USOF.

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

The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's Board of Directors. Furthermore, the General Partner, on behalf of USOF, only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the General Partner’s Board of Directors after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

USOF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USOF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USOF to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USOF would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USOF, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices. USOF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USOF would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USOF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices.

USOF has not employed any hedging methods since all of its investments have been made over an exchange. Therefore, USOF has not been exposed to counterparty risk.

Pyramiding

USOF has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USOF. In this capacity, BBH&Co. holds USOF’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for USOF, BBH&Co. performs certain administrative and accounting services for USOF and prepares certain SEC and CFTC reports on behalf of USOF. The General Partner pays BBH&Co.’s fees for these services.

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

UBS Securities is the defendant in two purported securities class actions pending in District Court of the Northern District of Alabama, brought by holders of stocks and bonds of HealthSouth, captioned In re HealthSouth Corporation Stockholder, No. CV-03-BE-1501-S and In re HealthSouth Corporation Bondholder Litigation, No. CV-03-BE-1502-S. Both complaints assert liability under the Exchange Act.

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

On June 26, 2008, the Massachusetts Securities Division filed an administrative complaint and notice of adjudicatory proceeding against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), captioned In the Matter of UBS Securities, LLC and UBS Financial Services, Inc., Docket No. 2008-0045, which alleged that UBS Securities and UBS Financial violated the Act in connection with the marketing and sale of auction rate securities.

On July 22, 2008, the Texas State Securities board filed an administrative proceeding against UBS Securities and UBS Financial captioned the Matter of the Dealer Registrations of UBS Financial Services, Inc. and UBS Securities LLC, SOAH Docket No. ###-##-####, SSB Docket No. 08-IC04, alleging violations of the anti-fraud provision of the Texas Securities Act in connection with the marketing and sale of auction rate securities.

On July 24, 2008 the New York Attorney General (“NYAG”) filed a complaint in Supreme Court of the State of New York against UBS Securities and UBS Financial captioned State of New York v. UBS Securities LLC and UBS Financial Services, Inc., No. 650262/2008, in connection with UBS’s marketing and sale of auction rate securities. The complaint alleges violations of the anti-fraud provisions of New York state statutes and seeks a judgment ordering that the firm buy back auction rate securities from investors at par, disgorgement, restitution and other remedies.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On August 20, 2008, the Texas proceeding was dismissed and withdrawn. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC.

On August 14, 2008, the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues. The complaint seeks an administrative fine, a cease and desist order, and restitution to NHHELCO. The claim does not impact the global settlement with the SEC, NYAG and NASAA relating to the marketing and sale of auction rate securities to investors.

Further, UBS Securities, like most full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, the New York Stock Exchange (the “NYSE”) and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to the FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on the FINRA’s website at www.finra.org. Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

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

Fees and Compensation Arrangements between USOF and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by USOF
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.16% of assets

***	USOF pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USOF is responsible for its pro rata share of the assets held by USOF and the Related Public Funds.

Expenses Paid by USOF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,842,027
Amount Paid in Portfolio Brokerage Commissions:	$7,159,498
Other Amounts Paid*****:	$8,770,873
Total Expenses Paid:	$36,772,398

*****
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses Paid by USOF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.46% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid:	0.19% annualized
Total Expenses Paid:	0.81% annualized

Other Fees.  USOF also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.  These fees are estimated to be $1.8 million for the fiscal year ended December 31, 2009.  In addition, USOF is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of the General Partner in connection with their activities with respect to USOF.  These director fees and expenses may be shared with other funds managed by the General Partner.  These fees and expenses for 2009 were $433,046, and USOF’s portion of such fees was $254,952.

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

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act.  DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

DTC has advised USOF that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

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

•	automatically request admission as a substituted limited partner;

•	agree to be bound by the terms and conditions of, and execute, USOF’s LP Agreement;

•	represent that such transferee has the capacity and authority to enter into USOF’s LP Agreement;

•	grant powers of attorney to USOF’s General Partner and any liquidator of USOF; and

•	make the consents and waivers contained in USOF’s LP Agreement.

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

BBH&Co., the Administrator, calculates the NAV of USOF once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but calculates or determines the value of all other USOF investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., USOF and the General Partner which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USOF for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USOF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contracts on the NYMEX. The prices reported for those Oil Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USOF’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USOF’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for oil futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

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

In addition, other Oil Futures Contracts, Other Oil Interests and Treasuries held by USOF are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in near month Oil Futures Contracts for light, sweet oil crude traded on the NYMEX.

Creation and Redemption of Units

USOF creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USOF or the distribution by USOF of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USOF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USOF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. As of December 31, 2009, 17 Authorized Purchasers had entered into agreements with USOF.  During the year ended December 31, 2009, USOF issued 4,752 Creation Baskets and redeemed 4,121 Redemption Baskets.

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

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USOF’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USOF is borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USOF’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Secondary Market Transactions

As noted, USOF creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USOF or the distribution by USOF of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USOF at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil Interests. The prices of units offered by Authorized Purchasers are expected to fall between USOF’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or the General Partner, and no such person has any obligation or responsibility to the General Partner or USOF to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil Interests. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USOF

USOF’s units began trading on the American Stock Exchange (the “AMEX”) on April 10, 2006 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, USOF’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2009, the total amount of money raised by USOF from Authorized Purchasers was $24,257,292,570; the total number of Authorized Purchasers was 17; the number of baskets purchased by Authorized Purchasers was 4,752; the number of baskets redeemed by Authorized Purchasers was 4,121; and the aggregate amount of units purchased was 475,200,000. For more information on the performance of USOF, see the Performance Tables below.

Since its initial offering of 17,000,000 units, USOF has made seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2009, USOF had issued 475,200,000 units, 63,100,000 of which were outstanding.  As of December 31, 2009, there were 1,151,800,000 units registered but not yet issued.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2009, the simple average daily change in its Benchmark Oil Futures contract was -0.027%, while the simple average daily change in the NAV of USOF over the same time period was -0.022%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.56%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$71,257,630,000

Dollar Amount Raised:	$24,257,292,570

Organizational and Offering Expenses**:
SEC registration fee:	$2,480,174
FINRA registration fee:	$603,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$495,850
Legal fees and expenses:	$2,040,875
Printing expenses:	$285,230

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.

**
Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Compensation to the General Partner and Other Compensation USOF:

Expenses paid by USOF through December 31, 2009 in dollar terms:

Expense:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,842,027
Amount Paid in Portfolio Brokerage Commissions:	$7,159,498
Other Amounts Paid*:	$8,770,873
Total Expenses Paid:	$36,772,398

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses paid by USOF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.46% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid:	0.19% annualized
Total Expenses Paid:	0.81% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2009):	$24,257,292,570
Total Net Assets as of December 31, 2009:	$2,471,252,817
Initial NAV Per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2009:	$39.16
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2009)	84,835

COMPOSITE PERFORMANCE DATA FOR USOF
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007		2008		2009
January	–		(6.55	) %	(4.00	) %	(14.60	) %
February	–		5.63%		11.03%		(6.55	) %
March	–		4.61%		0.63%		7.23%
April	3.47	%**	(4.26	) %	12.38%		(2.38	) %
May	(2.91	) %	(4.91	) %	12.80%		26.69%
June	3.16%		9.06%		9.90%		4.16%
July	(0.50	) %	10.57%		(11.72	) %	(2.30	) %
August	(6.97	) %	(4.95	) %	(6.75	) %	(1.98	) %
September	(11.72	) %	12.11%		(12.97	) %	0.25%
October	(8.45	) %	16.98%		(31.57	) %	8.43%
November	4.73%		(4.82	) %	(20.65	) %	(0.51	) %
December	(5.21	) %	8.67%		(22.16	) %	(0.03	) %
Annual Rate of Return	(23.03	) %**	46.17%		(54.75	) %	14.14%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

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

USNG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USNG from its authorized purchasers was $10,435,093,775; the total number of authorized purchasers of USNG was 14; the number of baskets purchased by authorized purchasers of USNG was 5,821; the number of baskets redeemed by authorized purchasers of USNG was 1,326; and the aggregate amount of units purchased was 582,100,000. USNG employs an investment strategy in its operations that is similar to the investment strategy of USOF, except its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.181%, while the simple average daily change in the NAV of USNG over the same time period was -0.179%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.392%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12OF from its authorized purchasers was $224,069,815; the total number of authorized purchasers of US12OF was 4; the number of baskets purchased by authorized purchasers of US12OF was 75; the number of baskets redeemed by authorized purchasers of US12OF was 34; and the aggregate amount of units purchased was 7,500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of USOF, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2009, the simple average daily change in its Benchmark Futures Contracts was -0.004%, while the simple average daily change in the NAV of US12OF over the same time period was -0.003%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.107%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents. UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by UGA from its authorized purchasers was $126,264,653; the total number of authorized purchasers of UGA was 6; the number of baskets purchased by authorized purchasers of UGA was 42; the number of baskets redeemed by authorized purchasers of UGA was 23; and the aggregate amount of units purchased was 4,200,000. UGA employs an investment strategy in its operations that is similar to the investment strategy of USOF, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.011%, while the simple average daily change in the NAV of UGA over the same time period was -0.012%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.674%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of spot heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents. USHO’s units began trading on April 9, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by USHO from its authorized purchasers was $27,750,399; the total number of authorized purchasers of USHO was 6; the number of baskets purchased by authorized purchasers of USHO was 8; the number of baskets redeemed by authorized purchasers of USHO was 2; and the aggregate amount of units purchased was 800,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of US12OF, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.093%, while the simple average daily change in the NAV of USHO over the same time period was -0.093%. The average daily difference was 0%. As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.696%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis. USSO invests in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USSO from its authorized purchasers was $14,290,534; the total number of authorized purchasers of USSO was 7; the number of baskets purchased by authorized purchasers of USSO was 3; no baskets were redeemed by authorized purchasers of USSO; and the aggregate amount of units purchased was 300,000. USSO employs an investment strategy in its operations that is similar to the investment strategy of USOF, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USSO units to the public on September 24, 2009 to December 31, 2009, the inverse of the simple average daily change in its benchmark futures contract was -0.164%, while the simple average daily change in the NAV of USSO over the same time period was -0.167%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.179%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis. US12NG invests in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12NG from its authorized purchasers was $40,652,357; the total number of authorized purchasers of US12NG was 8; the number of baskets purchased by authorized purchasers of US12NG was 2; the number of baskets redeemed by authorized purchasers of US12NG was 1; and the aggregate amount of units purchased was 800,000. US12NG employs an investment strategy in its operations that is similar to the investment strategy of USOF, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of US12NG units to the public on November 18, 2009 to December 31, 2009, the simple average daily change in its benchmark futures contract was 0.291%, while the simple average daily change in the NAV of US12NG over the same time period was 0.287%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.089%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. The investment objective of USBO would be to have the daily changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USNG’s expenses.  The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SDCI Total Return, less USCI’s expenses.

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

USNG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$10,435,093,775
Organizational and Offering Expenses**:
SEC registration fee:	$1,361,084
FINRA registration fee:	$377,500
Listing fee:	$5000
Auditor’s fees and expenses:	$274,350
Legal fees and expenses:	$1,614,956
Printing expenses:	$73,270

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has recorded these expenses.

Compensation to the General Partner and Other Compensation USNG:

Expenses paid by USNG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$19,802,761
Amount Paid in Portfolio Brokerage Commissions:	$12,603,078
Other Amounts Paid *:	$8,074,997
Total Expenses Paid:	$40,480,836

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses paid by USNG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.55% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.35% annualized
Other Amounts Paid:	0.23% annualized
Total Expenses Paid:	1.13% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$10,435,093,775
Total Net Assets as of December 31, 2009:	$4,525,107,163
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$10.07
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2009 (85.89)%
Number of Unitholders (as of December 31, 2009)	203,277

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008		2009
January	–		8.87%		(21.49	) %
February	–		15.87%		(5.47	) %
March	–		6.90%		(11.81	) %
April	4.30	%**	6.42%		(13.92	) %
May	(0.84	) %	6.53%		10.37%
June	(15.90	) %	13.29%		(4.63	) %
July	(9.68	) %	(32.13	) %	(8.70	) %
August	(13.37	) %	(13.92	) %	(27.14	) %
September	12.28%		(9.67	) %	26.03%
October	12.09%		(12.34	) %	(13.31	) %
November	(16.16	) %	(6.31	) %	(11.86	) %
December	0.75%		(14.32	) %	13.91%
Annual Rate of Return	(27.64	) %**	(35.68	) %	(56.73	) %

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

US12OF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$3,718,000,000
Dollar Amount Raised:	$224,069,815
Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$60,700
Legal fees and expenses:	$301,279
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through March 31, 2009, a portion of these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to the General Partner and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2009 in dollar terms:

Expense:	Amount in Dollar Terms
Amount Paid to General Partner:	$922,534
Amount Paid in Portfolio Brokerage Commissions:	$52,790
Other Amounts Paid*:	$798,777
Total Expenses Paid or Accrued:	$1,774,101
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,665,855

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary. The General Partner has no obligation to pay such expenses in subsequent periods.

Expenses paid by US12OF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid:	0.52% annualized
Total Expenses Paid or Accrued:	1.15% annualized
Expenses Waived:	(0.07)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.08% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$224,069,815
Total Net Assets as of December 31, 2009:	$165,523,309
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$40.37
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 –February 2009 (66.97)%
Number of Unitholders (as of December 31, 2009)	6,875

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008		2009
January	–		(2.03	) %	(7.11	) %
February	–		10.48%		(4.34	) %
March	–		(0.66	) %	9.22%
April	–		11.87%		(1.06	) %
May	–		15.47%		20.40%
June	–		11.59%		4.51%
July	–		(11.39	) %	1.22%
August	–		(6.35	) %	(2.85	) %
September	–		(13.12	) %	(0.92	) %
October	–		(29.59	) %	8.48%
November	–		(16.17	) %	2.31%
December	8.46	%**	(12.66	) %	(1.10	) %
Annual Rate of Return	8.46	%**	(42.39	) %	29.23%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

UGA:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$126,264,653
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$217,078
Printing expenses:	$162,901

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, UGA has recorded these expenses.

Compensation to the General Partner and Other Compensation UGA:

Expenses paid by UGA through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$474,543
Amount Paid in Portfolio Brokerage Commissions:	$90,757
Other Amounts Paid*:	$529,839
Total Expenses Paid:	$1,095,139
Expenses Waived**:	$(382,703)
Total Expenses Paid or Accrued Including Expenses Waived:	$712,436

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by UGA through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid:	0.67% annualized
Total Expenses Paid:	1.38% annualized
Expenses Waived:	(0.48)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$126,263,653
Total Net Assets as of December 31, 2009:	$69,185,740
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$36.41
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)
Number of Unitholders (as of December 31, 2009)	5,131

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009
January	–		16.23%
February	(0.56	) %**	0.26%
March	(2.39	) %	2.59%
April	10.94%		2.07%
May	15.60%		30.41%
June	4.80%		1.65%
July	(12.79	) %	6.24%
August	(3.88	) %	(3.71	) %
September	(9.36	) %	(3.38	) %
October	(38.48	) %	10.96%
November	(21.35	) %	1.00%
December	(15.72	) %	0.55%
Annual Rate of Return	(59.58	) %**	80.16%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

USHO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$500,000,000
Dollar Amount Raised:	$27,750,399
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$121,321
Printing expenses:	$106,584

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, USHO has recorded these expenses.

Compensation to the General Partner and Other Compensation USHO:

Expenses paid by USHO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$109,681
Amount Paid in Portfolio Brokerage Commissions:	$18,418
Other Amounts Paid*:	$333,904
Total Expenses Paid:	$462,003
Expenses Waived**:	$(299,225)
Total Expenses Paid or Accrued Including Expenses Waived:	$162,778

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USHO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid:	1.83% annualized
Total Expenses Paid:	2.53% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.89% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$27,750,399
Total Net Assets as of December 31, 2009:	$16,525,095
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$27.54
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2009)	1,154

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
	Rates of return*
Month	2008		2009
January	–		0.05%
February	–		(11.34	) %
March	–		6.73%
April	2.84	%**	(3.85	) %
May	15.93%		23.13%
June	5.91%		4.55%
July	(12.18	) %	0.39%
August	(8.41	) %	(2.71	) %
September	(9.77	) %	(0.48	) %
October	(28.63	) %	7.60%
November	(18.38	) %	0.19%
December	(17.80	) %	2.23%
Annual Rate of Return	(56.12	) %**	25.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

USSO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$14,290,534
Organizational and Offering Expenses**:
SEC registration fee:	$49,125
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$0
Legal fees and expenses:	$512,460
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation USSO:

Expenses paid by USSO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,150
Amount Paid in Portfolio Brokerage Commissions:	$4,695
Other Amounts Paid*:	$212,443
Total Expenses Paid:	$237,288
Expenses Waived**:	$(206,444)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,844

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USSO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid:	6.33% annualized
Total Expenses Paid:	7.07% annualized
Expenses Waived:	(6.15)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.92% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$14,290,534
Total Net Assets as of December 31, 2009:	$13,196,305
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$43.99
Worst Monthly Percentage Draw-down:	October 2009 (8.65)%
Worst Peak-to-Valley Draw-down:	September 2009-December 2009 (12.02)%
Number of Unitholders (as of December 31, 2009)	185

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009
January	–
February	–
March	–
April	–
May	–
June	–
July	–
August	–
September	(2.90	)%**
October	(8.65)%
November	(0.25)%
December	(0.57)%
Annual Rate of Return	(12.02	)%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

US12NG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$40,652,357
Organizational and Offering Expenses**:
SEC registration fee:	$82,445
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,252
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$16,490
Amount Paid in Portfolio Brokerage Commissions:	$9,284
Other Amounts Paid*:	$141,553
Total Expenses Paid:	$167,327
Expenses Waived**:	$(136,678)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,649

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by US12NG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.34% annualized
Other Amounts Paid:	5.15% annualized
Total Expenses Paid:	6.09% annualized
Expenses Waived:	(4.97)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.12% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$40,652,357
Total Net Assets as of December 31, 2009:	$37,637,148
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$53.77
Worst Monthly Percentage Draw-down:	November 2009 (0.02)%
Worst Peak-to-Valley Draw-down:	November 2009 (0.02)%
Number of Unitholders (as of December 31, 2009)	1,276

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2009
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	-
September	-
October	-
November	(0.02	) %**
December	7.56%
Annual Rate of Return	7.54	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USOF”.

Other Related Commodity Trading and Investment Management Experience

Until December 31, 2009, Ameristock Corporation was an affiliate of the General Partner, Ameristock Corporation is California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $219,616,809 in assets as of December 31, 2009. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust has liquidated each of its investment portfolios and has wound up its affairs.

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

The General Partner deposits substantially all of USOF’s net assets with the Custodian or other custodian. When USOF purchases an Oil Futures Contract and certain exchange traded Other Oil Interests, USOF is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity. This deposit is known as “margin.” USOF invests the remainder of its assets equal to the difference between the margin deposited and the market value of the futures contract in Treasuries, cash and/or cash equivalents.

USOF’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations. The General Partner believes that all entities that hold or trade USOF’s assets are based in the United States and are subject to United States regulations.

Approximately 10% to 30% of USOF’s assets have normally been committed as margin for commodity Oil Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of USOF’s assets not invested in oil interests or held in margin as reserves to be available for changes in margin. All interest income is used for USOF’s benefit.

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

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

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

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty.  Once submitted to the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators. Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

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

A derivatives transaction execution facility (a “DTEF”) is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which USOF is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in Oil Futures Contracts for light, sweet crude oil (including investments in the Benchmark Oil Futures Contract) on the NYMEX is 10,000 contracts for one month and 20,000 contracts for all months. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its Oil Futures Contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as NYMEX. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USOF and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, USOF’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

On January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts, including the NYMEX Light Sweet crude oil futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

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

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of USOF in reliance on this exclusion from regulation.  However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.  This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

The General Partner owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, and UNITED STATES OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3447665) for “fund investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since April 10, 2006.  USO relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as USO continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

A patent application by the General Partner directed to the creation and operation of USOF and one or more of the Related Public Funds is pending and the General Partner’s registration of USOF’s trademarks is in process at the United States Patent and Trademark Office. The patent application pertains to the structure of USOF and one or more of the Related Public Funds managed by the General Partner. The General Partner does not believe that rejection or modification of the patent application will have a material adverse effect on the operations of USOF or the Related Public Funds.

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

USOF is subject to the risks and hazards of the crude oil industry because it intends to invest in oil interests. The risks and hazards that are inherent in the crude oil industry may cause the price of crude oil to widely fluctuate. If USOF’s units accurately track the percentage changes in the terms of the Benchmark Oil Futures Contract or the spot price of crude oil, then the price of its units may also fluctuate. The exploration and production of crude oil are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of crude oil, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures, spills or other supply disruptions; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

Crude oil transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of crude oil.

There are a variety of hazards inherent in crude oil transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of crude oil, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of crude oil. To the extent these hazards limit the supply or delivery of crude oil, crude oil prices will increase.

Changes in the political climate could have negative consequences for crude oil prices.

Tensions with Iran, the world’s fourth largest oil exporter, could put oil exports in jeopardy. Other global concerns include civil unrest and sabotage affecting the flow of oil from Nigeria, a large oil exporter. Meanwhile, friction continues between the governments of the United States and Venezuela, a major exporter of oil to the United States. Additionally, a series of production cuts by members of OPEC followed by a refusal to subsequently increase oil production have tightened world oil markets.

Fluctuations in the reserve capacity of crude oil could impact future prices.

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference. In recent years, much of that spare capacity has been absorbed by increased demand. The current global economic downturn, however, has led to a decrease in the demand for oil that lasted through 2009 and a corresponding increase in spare capacities. According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by 0.7 million barrels a day in 2010, compared with a decrease in demand of 1.8 million barrels a day in 2009 and largely unchanged demand in 2008. Consumption of oil products continues to increase in certain parts of the world, especially in rapidly growing countries such as India and China, which is now the world’s second-largest energy user. The volatility of demand in the oil market makes it difficult to predict the availability of spare capacities.

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

•
USOF plans to sell and buy only as many Oil Futures Contracts and Other Oil Interests that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Oil Futures Contract. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in oil interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of light, sweet crude oil and the price of the Benchmark Oil Futures Contract.

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

•
USOF may not be able to buy the exact number of Oil Futures Contracts and Other Oil Interests to have a perfect correlation with the Benchmark Oil Futures Contract if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USOF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USOF receives $4,679,000 for the sale of a Creation Basket and assume that the price of an Oil Futures Contract for light, sweet crude oil is $46,800, then USOF could only invest in 99 Oil Futures Contracts with an aggregate value of $4,633,200). USOF would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, USOF may not be able to purchase these investments at the last reported price for such investments.

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

When using the Benchmark Oil Futures Contract as a strategy to track the spot price of light, sweet crude oil, at best the correlation between changes in prices of such oil interests and the spot price of crude oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for such oil interests and technical influences in oil futures trading. If there is a weak correlation between the oil interests and the spot price of light, sweet crude oil, then the price of units may not accurately track the spot price of light, sweet crude oil and investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in crude oil.

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

If the nature of hedgers and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgers in the market, USOF might have to reinvest at higher futures prices or choose Other Oil Interests.

The changing nature of the hedgers and speculators in the crude oil market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, crude oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the crude oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of crude oil. This can have significant implications for USOF when it is time to reinvest the proceeds from a maturing Oil Futures Contract into a new Oil Futures Contract.

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

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

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

Additionally, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts including the NYMEX Light Sweet crude oil futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Investing in USOF for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the crude oil or in other industries may use USOF as a vehicle to hedge the risk of losses in their crude oil-related transactions. There are several risks in connection with using USOF as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedger foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

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

In addition, using an investment in USOF as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of crude oil may vary from changes in energy costs because the spot price may not be at the same rate as changes in the price of other energy products, and, in any case, the price of crude oil does not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

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

In managing and directing the day-to-day activities and affairs of USOF, the General Partner relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USOF. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and the General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USOF and Related Public Fund matters.  Mr. Hyland will spend approximately 85% of his time on USOF and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Mah and Hyland, as well as the other officers of the General Partner and its Board of Directors.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX Light Sweet crude oil futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract. This may in turn prevent investors from being able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USOF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil Interests. If USOF encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on the ICE Futures or other exchanges that trade listed crude oil futures. The Oil Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Oil Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

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

The General Partner serves as the general partner to each of USOF and the Related Public Funds and will serve as the general partner for USBO and the sponsor for USCI, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for USOF may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as USOF’s. If the General Partner believes that a trading decision it made on behalf of USOF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for USOF, which could either impede or improve the opportunity for USOF to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

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

USOF pays brokerage charges of approximately 0.15% based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.45% of NAV on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USOF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USOF’s activities are profitable. Accordingly, USOF must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay USOF’s future expenses and no other source of funding of expenses is found, USOF may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on April 10, 2006, all of USOF’s expenses were funded by the General Partner and its affiliates. These payments by the General Partner and its affiliates were designed to allow USOF the ability to commence the public offering of its units. USOF now directly pays certain of these fees and expenses. The General Partner will continue to pay other fees and expenses, as set forth in the LP Agreement. If the General Partner and USOF are unable to raise sufficient funds to cover their expenses or locate any other source of funding, USOF may be forced to terminate and investors may lose all or part of their investment.

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

The financial markets are currently in a period of disruption and USOF does not expect these conditions to improve in the near future.

Currently and throughout 2008 and 2009, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. A continued recession or a depression could adversely affect the financial condition and results of operations of USOF’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve USOF’s investment objective.

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

If the computer and communications systems are not upgraded, USOF’s financial condition could be harmed.

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

Movements in the price of crude oil may be the result of factors outside of the General Partner’s control and may not be anticipated by the General Partner. Among the factors that can cause volatility in the price of crude oil are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply and inventories of oil and gas;

•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;

•	availability and adequacy of pipeline and other transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	political conditions in gas or oil producing regions;

•	technological advances relating to energy usage or relating to technology for exploration, production, refining and petrochemical manufacturing;

•	the ability of members of OPEC to agree upon and maintain oil prices and production levels;

•	the price and availability of alternative fuels; and

•	the impact of energy conservation efforts.

The impact of environmental and other governmental laws and regulations may affect the price of crude oil.

Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

The limited method for transporting and storing crude oil may cause the price of crude oil to increase.

Crude oil is transported throughout the United States by way of pipelines, barges, tankers, trucks and rail cars and is stored in aboveground and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where crude oil service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing crude oil, the price of crude oil may increase.

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

Over-the-counter contracts may have terms that make them less marketable than Oil Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

Risk of Trading in International Markets

Trading in international markets could expose USOF to credit and regulatory risk.

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

USCF has been advised by the staff of the CFTC that they intend to recommend enforcement action against USCF based upon the failure of USOF’s futures commission merchant (“FCM”) to properly report certain trades relating to the February 6, 2009 roll. The CFTC staff has advised that they do not view USCF’s behavior as culpable; however, they intend to recommend that USCF beheld vicariously liable to the NYMEX in connection, with reporting to it certain transactions in NYMEX futures contracts. USCF has vigorously contested the proposed charges and requested that the CFTC decline to bring any action against it. (For a discussion of the monthly “roll” of USOF’s investments in futures contracts, see pages 5-6 of this annual report on Form 10-K.) As a regulated entity, USOF regularly responds to inquiries from the CFTC and its other regulators. As they have with past inquiries, USOF and the General Partner intend to cooperate with the CFTC’s enforcement staff regarding its investigation.

Item 4.	Reserved.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USOF’s units have traded on the NYSE Arca under the symbol “USO” since November 25, 2008.  Prior to trading on the NYSE Arca, USOF’s units previously traded on the AMEX under the symbol “USO” since its initial public offering on April 10, 2006. The following table sets forth the range of reported high and low sales prices of the units as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2009
First quarter	$37.30	$22.86
Second quarter	$39.68	$27.22
Third quarter	$38.30	$32.11
Fourth quarter	$41.92	$35.00

	High	Low
Fiscal year 2008
First quarter	$87.21	$69.02
Second quarter	$113.75	$81.06
Third quarter	$117.48	$74.99
Fourth quarter	$79.59	$29.02

As of December 31, 2009, USOF had 84,835 holders of units.

Dividends

USOF has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USOF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USOF redeemed 1,947 baskets (comprising 194,700,000 units) during the year ended December 31, 2009.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2009, 2008 and 2007 and the period from April 10, 2006 to December 31, 2006)
(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period from April 10, 2006 to December 31, 2006
Total assets	$2,580,081	$2,571,491	$485,817	$804,349
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$661,220	$(863,389)	$254,426	$(138,926)
Net income (loss)	$649,379	$(855,496)	$284,416	$(126,349)
Weighted-average limited partnership units	78,901,918	13,549,727	13,730,137	7,018,797
Net income (loss) per unit	$4.85	$(41.51)	$23.95	$(15.52)
Net income (loss) per weighted average unit	$8.23	$(63.14)	$20.71	$(18.00)
Cash and cash equivalents at end of year/period	$2,072,425	$1,025,376	$354,816	$712,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses.

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USOF’s General Partner believes the Benchmark Oil Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts and Other Oil Interests.

On any valuation day, the Benchmark Oil Futures Contract is the near month futures contract for light, sweet crude oil traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Oil Futures Contract becomes, over a 4-day period, the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

The regulation of oil interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this annual report on Form 10-K, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USOF.

Currently, a number of proposals to alter the regulation of oil interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, USOF’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

USOF may also invest in other Oil Futures Contracts and Other Oil Interests. The General Partner of USOF, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage USOF. The General Partner is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Crude oil futures prices were volatile during 2009 and exhibited wide daily swings along with an uneven upward trend from late February 2009 to late March 2009. The price of the Benchmark Oil Futures Contract started the year at $44.60 per barrel. The low of the year was on February 18, 2009 when prices dropped to $37.41 per barrel. Prices rose over the course of the year and hit a peak on October 21, 2009 of $81.37 per barrel. The year ended with the Benchmark Oil Futures Contract at $79.36 per barrel, up approximately 77.94% over the year. USOF’s NAV rose during the period from a starting level of $34.31 per unit and reached its high for the period on October 21, 2009 at $41.61 per unit. USOF’s NAV reached its low for the period on February 18, 2009 at $22.88 per unit. USOF’s NAV on December 31, 2009 was $39.16, up approximately 14.14% over the year. The Benchmark Oil Futures Contract prices listed above begin with the February 2009 contract and end with the February 2010 contract. The return of approximately 77.94% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

During parts of January and February 2009, the level of contango remained unusually steep, meaning that the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of the first half of 2009. The crude oil futures market remained in contango through the rest of  2009. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

Valuation of Crude Oil Futures Contracts and the Computation of the NAV

The NAV of USOF’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 17,000,000 units, USOF has made seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2009, USOF had issued 475,100,000 units, 63,100,000 of which were outstanding.  As of December 31, 2009, there were 1,151,800,000 units registered but not yet issued.

More units may have been issued by USOF than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USOF cannot be resold by USOF. As a result, USOF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2009 Compared to the Years Ended December 31, 2008 and 2007

As of December 31, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $184,278,050 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,395,095,731. USOF held 86.53% of its cash assets in overnight deposits and money market funds at the Custodian, while 13.47% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2009 was $39.16.

By comparison, as of December 31, 2008, the total unrealized gain on Oil Futures Contracts owned or held on that day was $97,616,100 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,381,842,321. USOF held 43.05% of its cash assets in overnight deposits and money market funds at the Custodian, while 56.95% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $34.31.  The increase in the per unit NAV from December 31, 2008 to December 31, 2009 was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts that USOF had invested in between the year ended December 31, 2008 and the year ended December 31, 2009.

By comparison, as of December 31, 2007, the total unrealized gain on Oil Futures Contracts owned or held on that day was $35,705,020 and USOF established cash deposits, including cash investments in money market funds, that were equal to $441,146,799. USOF held 80.43% of its cash assets in overnight deposits and money market funds at the Custodian, while 19.57% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2007 was $75.82.  The decrease in the per unit NAV from December 31, 2007 to December 31, 2008 was primarily a result of sharply lower prices for crude oil and the related decline in the value of the Oil Futures Contracts that USOF had invested in between the year ended December 31, 2008 and the year ended December 31, 2007. Relatively higher prices in 2007 were due to increased demand for crude oil that decreased in 2008 due to the economic downturn, which led to decreased demand for oil.

Portfolio Expenses. USOF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that USOF pays to the General Partner is calculated as a percentage of the total net assets of USOF.  USOF pays the General Partner a management fee of 0.45% of NAV on its average net assets. The fee is accrued daily. Prior to January 1, 2009, the management fee was 0.50% for total net assets of up to $1 billion and the management fee was 0.20% on the incremental amount of total net assets over $1 billion, and was accrued daily.

During the year ended December 31, 2009, the daily average total net assets of USOF were $2,600,159,060. The management fee paid by USOF during the year amounted to $11,700,716.

By comparison, during the year ended December 31, 2008, the daily average total net assets of USOF were $889,910,016. During the year ended December 31, 2008, the total net assets of USOF exceeded $1 billion. The management fee paid by USOF for the year ended December 31, 2008 amounted to $4,058,250, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.46% over the course of the year ended December 31, 2008. USOF’s management fees as a percentage of total net assets were slightly higher for the year ended December 31, 2008 compared to the year ended December 31, 2009 due to USOF’s modified expense ratio schedule.

By comparison, during the year ended December 31, 2007, the daily average total net assets of USOF were $732,683,031. During the year ended December 31, 2007, the total net assets of USOF exceeded $1 billion. The management fee paid by USOF for the year ended December 31, 2007 amounted to $3,622,613, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.50% over the course of the year ended December 31, 2007. USOF’s management fees as a percentage of total net assets were higher for the year ended December 31, 2007 compared to the year ended December 31, 2008 due primarily to the year ended December 31, 2008 having a greater number of days in which total net assets exceeded $1 billion and were therefore charged the lower daily rate of 0.20%.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2009 was $8,656,679, as compared to $4,057,544 for the year ended December 31, 2008 and $2,715,237 for the year ended December 31, 2007. The increase in expenses during the year ended December 31, 2009 was primarily due to the relative size of USOF and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during each year. For the year ended December 31, 2009, USOF incurred $1,230,850 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the years ended December 31, 2008 and 2007, USOF incurred $687,209 and $380,992, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for calendar year 2009 amounted to a total of $433,046 for all funds, and USOF’s portion of such fees and expenses was $254,952.

By comparison, for the year ended December 31, 2008, these fees and expenses amounted to a total of $282,000 for all funds, and USOF’s portion of such fees and expenses was $145,602. The increase in directors’ expenses incurred by USOF from the year  ended December 31, 2008 compared to the year ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

By comparison, for the year ended December 31, 2007, these fees and expenses amounted to a total of $286,000 for all funds, and USOF’s portion of such fees and expenses was $184,000.  The decrease in directors’ expenses incurred by USOF from the year ended December 31, 2007 compared to the year ended December 31, 2008 was due to the proportionate sharing of these fees and expenses with the Related Public Funds.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the year ended December 31, 2009, total commissions paid to brokers amounted to $3,888,197. By comparison, during the years ended December 31, 2008 and 2007, total commissions paid to brokers amounted to $1,607,632 and $1,184,956, respectively. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USOF’s average total net assets, the decrease in the price of Oil Futures Contracts and the increase in redemptions and creations of units during each year. The increase in assets required USOF to purchase a greater number of Oil Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the year ended December 31, 2009 represents approximately 0.15% of total net assets. By comparison, the figure for the year ended December 31, 2008 represented approximately 0.18% of total net assets and the figure for the year ended December 31, 2007 represented approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1.8 million for the year ended December 31, 2009.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the year ended December 31, 2009, USOF earned $4,258,654 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.16%. USOF did not purchase Treasuries during the year ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2008 and 2007, USOF earned $14,050,785 and $34,845,846, respectively, in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 1.58% and 4.76%, respectively.  USOF did not purchase Treasuries during the years ended December 31, 2008 or 2007 and held all of its funds in cash and/or cash equivalents during these time periods. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during 2009 compared to the same time periods in 2008 and 2007. As a result, the amount of interest earned by USOF as a percentage of total net assets was lower during the year ended December 31, 2009 compared to the years ended December 31, 2008 and 2007.

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008 and 2007

During the three months ended December 31, 2009, the daily average total net assets of USOF were $2,261,837,125. The management fee paid by USOF during the period amounted to $2,565,481. Management fees as a percentage of total net assets averaged 0.45% over the three months ended December 31, 2009.

By comparison, during the three months ended December 31, 2008, the daily average total net assets of USOF were $1,125,579,667. During the three months ended December 31, 2008, the total net assets of USOF exceeded $1 billion. The management fee paid by USOF for the three months ended December 31, 2008 amounted to $1,252,606, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.44% over the course of the three months ended December 31, 2008. USOF’s management fees as a percentage of total net assets were slightly lower for the three months ended December 31, 2008 compared to the three months ended December 31, 2009 due to USOF’s modified expense ratio schedule.

By comparison, during the three months ended December 31, 2007, the daily average total net assets of USOF were $488,404,527. At no time during the three months ended December 31, 2007 did the total net assets of USOF exceed $1 billion. The management fee paid by USOF for the three months ended December 31, 2007 amounted to $615,524, which was calculated at the 0.50% rate for total net assets up to and including $1 billion and at the rate of 0.20% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.50% over the course of the three months ended December 31, 2007. USOF’s management fees as a percentage of total net assets were higher for the three months ended December 31, 2007 compared to the three months ended December 31, 2008 due primarily to the three months ended December 31, 2008 having a greater number of days in which total net assets exceeded $1 billion and were therefore charged the lower daily rate of 0.20%.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2009 was $1,643,476, as compared to $1,350,642 for the three months ended December 31, 2008 and $683,099 for the three months ended December 31, 2007. The increase in expenses during the three months ended December 31, 2009 was primarily due to the relative size of USOF and activity that resulted from its increased size, including increased licensing fees and increased tax reporting costs due to the greater number of unitholders during each year. For the three months ended December 31, 2009, USOF incurred $28,250 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended December 31, 2008 and 2007, USOF incurred $400,346 and $449,192, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration expenses incurred by USOF from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of share creations during the three months ended December 31, 2009.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for the three months ended December 31, 2009 amounted to a total of $119,250 for all funds, and USOF’s portion of such fees and expenses was $57,213.

By comparison, for the three months ended December 31, 2008, these fees and expenses amounted to a total of $68,750 for all funds, and USOF’s portion of such fees and expenses was $38,807.  The increase in directors’ expenses incurred by USOF from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

By comparison, for the three months ended December 31, 2007, these fees and expenses amounted to a total of $41,379 for all funds, and USOF’s portion of such fees and expenses was $41,379.  The increase in directors’ expenses incurred by USOF from the three months ended December 31, 2007 to the three months ended December 31, 2008 was due to the proportionate sharing of these fees and expenses with the Related Public Funds.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended December 31, 2009, total commissions paid to brokers amounted to $574,385. By comparison, during the three months ended December 31, 2008 and 2007, total commissions paid to brokers amounted to $715,990 and $233,907, respectively. The decrease in the total commissions paid to brokers for the three months ended December 31, 2009 was primarily a function of decreased redemptions and creations of units during the three months ended December 31, 2009. The decrease in activity resulted in USOF buying and selling fewer futures contracts which led to a lower amount of commissions for the period. As an annualized percentage of total net assets, the figure for the three months ended December 31, 2009 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended December 31, 2008 represented approximately 0.25% of total net assets and the figure for the three months ended December 31, 2007 represented approximately 0.19% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. No amounts were required to be paid for audit expenses and tax accounting and reporting requirements for the three months ended December 31, 2009.

Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended December 31, 2009, USOF earned $299,426 in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USOF did not purchase Treasuries during the three months ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2008 and 2007, USOF earned $1,837,513 and $4,669,974, respectively, in interest income on such cash holdings. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.65% and 3.79%, respectively.  USOF did not purchase Treasuries during the three months ended December 31, 2008 or 2007 and held all of its funds in cash and/or cash equivalents during these time periods. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended December 31, 2009 compared to the same time periods in 2008 and 2007. As a result, the amount of interest earned by USOF as a percentage of total net assets was lower during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 and 2007.

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

For the 30 valuation days ended December 31, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.090%, while the simple average daily change in the NAV of USOF over the same time period was   -0.093%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -2.395%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-day period ended December 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USOF’s units to the public on April 10, 2006 to December 31, 2009, the simple average daily change in the Benchmark Oil Futures Contract was -0.027%, while the simple average daily change in the NAV of USOF over the same time period was -0.022%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 1.560%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the year ended December 31, 2009, the actual total return of USOF as measured by changes in its NAV was 14.14%. This is based on an initial NAV of $34.31 on December 31, 2008 and an ending NAV as of December 31, 2009 of $39.16. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended 2009 with an estimated NAV of $39.18, for a total return over the relevant time period of 14.21%. The difference between the actual NAV total return of USOF of 14.14% and the expected total return based on the Benchmark Oil Futures Contract of 14.21% was an error over the time period of -0.07%, which is to say that USOF’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USOF collects on its cash and cash equivalent holdings. During the year ended December 31, 2009, USOF received interest income of $4,258,654, which is equivalent to a weighted average interest rate of 0.16% for 2009. In addition, during the year ended December 31, 2009, USOF also collected $369,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USOF’s actual return. However, if the total assets of USOF continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the year ended December 31, 2009, USOF incurred total expenses of $20,357,395. Income from interest and Authorized Purchaser collections net of expenses was $(15,729,741) which is equivalent to a weighted average net interest rate of -0.60% for the year ended December 31, 2009.

By comparison, for the year ended December 31, 2008, the actual total return of USOF as measured by changes in its NAV was -54.75%. This is based on an initial NAV of $75.82 on December 31, 2007 and an ending NAV as of December 31, 2008 of $34.31. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended 2008 with an estimated NAV of $32.39, for a total return over the relevant time period of -55.12%. The difference between the actual NAV total return of USOF of -54.75% and the expected total return based on the Benchmark Oil Futures Contract of -55.12% was an error over the time period of 0.37%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. During 2008, USOF received interest income of $14,050,785, which is equivalent to a weighted average interest rate of 1.58% for 2008. In addition, during the year ended December 31, 2008, USOF also collected $350,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During 2008, USOF incurred total expenses of $8,115,794. Income from interest and Authorized Purchaser collections net of expenses was $6,284,991, which is equivalent to a weighted average net interest rate of 0.71% for 2008.

By comparison, for the year ended December 31, 2007, the actual total return of USOF as measured by changes in its NAV was 46.17%. This is based on an initial NAV of $51.87 on December 31, 2006 and an ending NAV as of December 31, 2007 of $75.82. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have ended 2007 with an estimated NAV of $73.01, for a total return over the relevant time period of 40.75%. The difference between the actual NAV total return of USOF of 46.17% and the expected total return based on the Benchmark Oil Futures Contract of 40.75% was an error over the time period of 5.42%, which is to say that USOF’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USOF collects on its cash and cash equivalent holdings. During 2007, USOF received interest income of $34,845,846, which is equivalent to a weighted average interest rate of  4.76% for 2007. In addition, during the year ended December 31, 2007, USOF also collected $297,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During 2007, USOF incurred total expenses of $6,337,850.  Income from interest and Authorized Purchaser collections net of expenses was $28,804,996, which is equivalent to a weighted average net interest rate of 3.93% for 2007.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. In 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns interest on its cash, cash equivalents and Treasury holdings. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2009. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2009, USOF earned, on an annualized basis, approximately 0.16% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.15% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.62)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During 2009, USOF did not hold any Other Oil Interests. Due, in part, to the increased size of USOF over the last several quarters and its obligations to comply with regulatory limits, USOF is likely to invest in Other Oil Interests which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 months over the last 10 years (2000-2009) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 2000 and 2009.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
2000-2009
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
1/1/1999
5/1/1999
9/1/1999
1/1/2000
5/1/2000
9/1/2000
1/1/2001
5/1/2001
9/1/2001
1/1/2002
5/1/2002
9/1/2002
1/1/2003
5/1/2003
9/1/2003
1/1/2004
5/1/2004
9/1/2004
1/1/2005
5/1/2005
9/1/2005
1/1/2006
5/1/2006
9/1/2006
1/1/2007
5/1/2007
9/1/2007
1/1/2008
5/1/2008
9/1/2008
1/1/2009
5/1/2009
9/1/2009
Contango/Backwardation

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout the rest of 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009. The crude oil futures market remained in contango through the rest of 2009.

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

Crude Oil Market. During the year ended December 31, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by OPEC to more closely match global consumption were only partially successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices.  However, crude oil prices did finish 2009 approximately 78% higher than at the beginning of the year, as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in natural gas and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with heating oil.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.135	0.087	0.023	0.152
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.214	-0.078	0.128	-0.127
Global Equities (FTSE World Index)			1.000	0.196	0.165	0.084	0.246

Unleaded Gasoline				1.000	0.613	0.257	0.724

Natural Gas					1.000	0.466	0.783

Heating Oil						1.000	0.334

Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended December 31, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.303	0.974	-0.083	0.325	0.139	0.182
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.284	-0.544	-0.347	-0.016	-0.264
Global Equities (FTSE World Index)			1.000	-0.043	0.320	0.149	0.216

Unleaded Gasoline				1.000	0.714	-0.267	0.576

Natural Gas					1.000	0.253	0.769

Heating Oil						1.000	0.255

Crude Oil							1.000

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

USOF currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in oil interests. USOF invests in oil interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USOF’s trading in oil interests. The balance of the net assets is held in USOF’s account at its custodian bank. Interest earned on USOF’s interest-bearing funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from interest has exceeded the amount of cash required to pay USOF’s expenses. However, during the year ended December 31, 2009, USOF’s expenses exceeded the interest income USOF earned and the cash earned from the sale of Creation Baskets. During the year ended December 31, 2009, USOF was forced to use other assets to pay cash expenses, which could cause a drop in USOF’s NAV over time.

USOF’s investment in oil interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Oil Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of an Oil Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2009, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Since March 23, 2007, USOF has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian. If the General Partner and USOF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the year ended December 31, 2009, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for a discussion of over-the-counter contracts.

As of December 31, 2009, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,395,095,731. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2009, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USOF and its units with the SEC, FINRA and the AMEX, respectively. However, since USOF’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USOF are directly borne on an ongoing basis by USOF, and not by the General Partner.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of USOF only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the year ended December 31, 2009, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the year ended December 31, 2009, USOF was not exposed to counterparty risk.

Item 8.   Financial Statements and Supplementary Data.

United States Oil Fund, LP

Index to Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting.

USOF’s management assessed the effectiveness of USOF’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USOF’s management believes that, as of December 31, 2009, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009, of the Fund and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP, (the “Fund”) as of December 31, 2009 and 2008, including the schedule of investments as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Fund's internal control over financial reporting.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
February 26, 2010

United States Oil Fund, LP
Statements of Financial Condition
At December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$2,072,425,180	$1,025,376,289
Equity in UBS Securities LLC trading accounts:
Cash	322,670,551	1,356,466,032
Unrealized gain on open commodity futures contracts	184,278,050	97,616,100
Receivable for units sold	-	90,984,366
Interest receivable	83,916	351,735
Other assets	623,125	696,590

Total assets	$2,580,080,822	$2,571,491,112

Liabilities and Partners’ Capital
General Partner management fees (Note 3)	$911,277	$513,420
Payable for units redeemed	105,743,070	-
Professional fees payable	1,903,529	1,050,555
License fees payable	132,784	85,968
Brokerage commission fees payable	111,386	180,086
Directors’ fees payable	25,959	37,152

Total liabilities	108,828,005	1,867,181

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	2,471,252,817	2,569,623,931
Total Partners’ Capital	2,471,252,817	2,569,623,931

Total liabilities and partners’ capital	$2,580,080,822	$2,571,491,112

Limited Partners’ units outstanding	63,100,000	74,900,000
Net asset value per unit	$39.16	$34.31
Market value per unit	$39.28	$33.10

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments
At December 31, 2009

		Gain on Open
	Number of	Commodity	% of Partners’
	Contracts	Contracts	Capital
Open Futures Contracts
Foreign Contracts
ICE WTI Crude Oil Futures contracts, expire February 2010	17,747	$97,707,560	3.95

United States Contracts
NYMEX Crude Oil Financial Futures WS contracts, expire February 2010	2,000	11,000,000	0.44
NYMEX Crude Oil Futures CL contracts, expire February 2010	11,393	75,570,490	3.06
	13,393	86,570,490	3.50
Total Open Futures Contracts	31,140	$184,278,050	7.45

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$751,572,698	$751,572,698	30.41
Goldman Sachs Financial Square Funds - Government Fund – Class SL	662,501,283	662,501,283	26.81
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	350,583,990	350,583,990	14.19
Total Cash Equivalents		$1,764,657,971	71.41

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments
At December 31, 2008

		Gain on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts
Foreign Contracts
ICE WTI Crude Oil Futures contracts, expire February 2009	5,847	$9,851,000	0.38

United States Contracts
NYMEX Crude Oil Futures CL contracts, expire February 2009	51,772	87,765,100	3.42
Total Open Futures Contracts	57,619	$97,616,100	3.80

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Goldman Sachs Financial Square Funds - Government Fund – Class SL	$410,363,791	$410,363,791	15.97
Total Cash Equivalents		$410,363,791	15.97

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$578,446,510	$(923,692,430)	$185,522,880
Change in unrealized gain on open positions	86,661,950	61,911,080	70,088,020
Interest income	4,258,654	14,050,785	34,845,846
Other income	369,000	350,000	297,000

Total income (loss)	669,736,114	(847,380,565)	290,753,746

Expenses
General Partner management fees (Note 3)	11,700,716	4,058,250	3,622,613
Brokerage commission fees	3,888,197	1,607,632	1,184,956
Professional fees	2,658,818	1,337,965	423,232
Registration fees	1,230,850	687,209	380,992
License fees	623,062	279,809	385,335
Directors’ fees	164,984	144,929	340,722
Other expenses	90,768	-	-

Total expenses	20,357,395	8,115,794	6,337,850

Net income (loss)	$649,378,719	$(855,496,359)	$284,415,896
Net income (loss) per limited partnership unit	$4.85	$(41.51)	$23.95
Net income (loss) per weighted average limited partnership unit	$8.23	$(63.14)	$20.71
Weighted average limited partnership units outstanding	78,901,918	13,549,727	13,730,137

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Changes in Partners’ Capital
For the years ended December 31, 2009, 2008 and 2007

	General Partner	Limited Partners	Total

Balances, at December 31, 2006	$-	$803,949,254	$803,949,254
Addition of 78,400,000 partnership units	-	4,402,551,383	4,402,551,383
Redemption of 87,500,000 partnership units	-	(5,005,693,796)	(5,005,693,796)
Net income	-	284,415,896	284,415,896

Balances, at December 31, 2007	-	485,222,737	485,222,737
Addition of 184,900,000 partnership units	-	12,435,374,223	12,435,374,223
Redemption of 116,400,000 partnership units	-	(9,495,476,670)	(9,495,476,670)
Net loss	-	(855,496,359)	(855,496,359)

Balances, at December 31, 2008	-	2,569,623,931	2,569,623,931
Addition of 182,900,000 partnership units	-	5,679,117,242	5,679,117,242
Redemption of 194,700,000 partnership units	-	(6,426,867,075)	(6,426,867,075)
Net income	-	649,378,719	649,378,719

Balances, at December 31, 2009	$-	$2,471,252,817	$2,471,252,817

Net Asset Value Per Unit
At December 31, 2006	$51.87
At December 31, 2007	$75.82
At December 31, 2008	$34.31
At December 31, 2009	$39.16

See accompanying notes to financial statements.

United States Oil Fund, LP
Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$649,378,719	$(855,496,359)	$284,415,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (increase) in commodity futures trading account – cash	1,033,795,481	(1,270,135,282)	792,886
Unrealized gain on futures contracts	(86,661,950)	(61,911,080)	(70,088,020)
Decrease in interest receivable and other assets	341,284	334,931	1,259,974
Increase (decrease) in management fees payable	397,857	286,638	(105,954)
Increase (decrease) in brokerage commission fees payable	(68,700)	157,200	(21,500)
Increase in professional fees payable	852,974	810,601	239,954
Increase in license fees payable	46,816	14,808	48,962
Increase (decrease) in directors’ fees payable	(11,193)	3,917	33,235
Net cash provided by (used in) operating activities	1,598,071,288	(2,185,934,626)	216,575,433

Cash Flows from Financing Activities:
Subscription of partnership units	5,770,101,608	12,351,971,536	4,431,050,600
Redemption of partnership units	(6,321,124,005)	(9,495,476,670)	(5,005,693,796)

Net cash provided by (used in) financing activities	(551,022,397)	2,856,494,866	(574,643,196)

Net Increase (Decrease) in Cash and Cash Equivalents	1,047,048,891	670,560,240	(358,067,763)

Cash and Cash Equivalents, beginning of year	1,025,376,289	354,816,049	712,883,812
Cash and Cash Equivalents, end of year	$2,072,425,180	$1,025,376,289	$354,816,049

See accompanying notes to financial statements.

United States Oil Fund, LP
Notes to Financial Statements
For the years ended December 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of December 31, 2009, USOF held 13,393 Oil Futures Contracts traded on the NYMEX and 17,747 Oil Futures Contracts traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP, which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”).

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

In addition, Authorized Purchasers pay USOF a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006 by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of December 31, 2009, USOF had registered a total of 1,627,000,000 units.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2009.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USOF in accordance with the objectives and policies of USOF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USOF. For these services through December 31, 2008, USOF was contractually obligated to pay the General Partner a fee, which was paid monthly, that was equal to 0.50% per annum of average daily net assets of $1,000,000,000 or less and 0.20% per annum of average daily net assets that were greater than $1,000,000,000. As of January 1, 2009, this fee changed to 0.45% per annum of all amounts of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.   These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2009, 2008 and 2007, USOF incurred $1,230,850, $687,209, $380,992, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees and expenses with USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2009 amounted to a total of $433,046 for all funds and USOF’s portion of such fees and expenses was $254,952.  For the calendar years 2008 and 2007, these fees and expenses were $282,000 and $286,000, respectively, and USOF’s portion of such fees and expenses was $144,929 and $184,000, respectively.

Licensing Fees

As discussed in Note 4, USOF entered into a licensing agreement with the NYMEX on May 30, 2007.  Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the years ended December 31, 2009, 2008 and 2007, USOF incurred $623,062, $279,809 and $385,335, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are approximately $1,750,000 as of December 31, 2009.

Other Expenses and Fees

In addition to the fees described above, USOF pays all brokerage fees and other expenses in connection with the operation of USOF, excluding costs and expenses paid by the General Partner as outlined in Note 4.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

All of the futures contracts currently traded by USOF are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USOF must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USOF also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USOF invests a portion of its cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2009 and 2008, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,395,095,731 and $2,381,842,321, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Per Unit Operating Performance:

Net asset value, beginning of year	$34.31	$75.82	$51.87
Total income (loss)	5.11	(40.91)	24.41
Total expenses	(0.26)	(0.60)	(0.46)
Net increase (decrease) in net asset value	4.85	(41.51)	23.95
Net asset value, end of year	$39.16	$34.31	$75.82

Total Return	14.14%	(54.75)%	46.17%

Ratios to Average Net Assets
Total income (loss)	25.76%	(95.22)%	39.68%
Expenses excluding management fees	0.33%	0.45%	0.36%
Management fees	0.45%	0.46%	0.50%
Net income (loss)	24.97%	(96.13)%	38.82%

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Tot Total Income (Loss)	$(247,059,730)	$740,481,296	$(60,967,448)	$237,281,996
Total Expenses	6,366,485	5,895,357	3,886,594	4,208,959
Net Income (Loss)	$(253,426,215)	$734,585,939	$(64,854,042)	$233,073,037
Net Income (Loss) per Unit	$(4.95)	$8.46	$(1.51)	$2.85

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Tot Total Income (Loss)	$30,757,600	$249,301,882	$(382,128,020)	$(745,312,027)
Total Expenses	1,345,783	1,903,219	2,263,544	2,603,248
Net Income (Loss)	$29,411,817	$247,398,663	$(384,391,564)	$(747,915,275)
Net Income (Loss) per Unit	$5.51	$31.98	$(32.13)	$(46.87)

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

The following tables summarize the valuation of USOF’s securities at December 31, 2009 and 2008 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$1,764,657,971	$1,764,657,971	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	97,707,560	97,707,560	-	-
United States Contracts	86,570,490	86,570,490	-	-

At December 31, 2008	Total	Level I	Level II	Level III

Short-Term Investments	$410,363,791	$410,363,791	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	9,851,000	9,851,000	-	-
United States Contracts	87,765,100	87,765,100	-	-

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.
Fair Value of Derivative Instruments

		At	At
		December 31,	December 31,
		2009	2008
Derivatives not	Statement of
Accounted for as	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$184,278,050	$97,616,100

The Effect of Derivative Instruments on the Statement of Operations

		For the year ended		For the year ended
		December 31,		December 31,
		Realized	Change in	Realized	Change in
	Location of	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Derivatives not	Gain or (Loss)	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Accounted for as	on Derivatives	Recognized	Recognized	Recognized	Recognized
for as Hedging	Recognized	in Income	in Income	in Income	in Income
Instruments	in Income	2009	2009	2008	2008

Futures -	Realized gain (loss) on	$578,446,510	$-	$(923,692,430)	-
Commodity Contracts	closed futures contracts

	Change in unrealized	$-	$86,661,950	-	$61,911,080
gain (loss) on open futures contracts

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, entities will be required to disclose significant transfers into and out of Level 1 and 2 measurements in the fair value hierarchy and the reasons for those transfers. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on the financial statement disclosures.

NOTE 10 – SUBSEQUENT EVENTS

USOF has performed an evaluation of subsequent events through February 26, 2010, which is the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Item 9B. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USOF publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USOF’s website at www.unitedstatesoilfund.com.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. USOF has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has also acted as a portfolio manager for USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, as Branch Manager of the General Partner since May 15, 2009 and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages USOF and the Related Public Funds. He will also manage USBO and USCI. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2009, had $219,616,809 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 47 years old.

In concluding that Mr. Gerber should serve as Management Director of the General Partner, the General Partner considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and  managing non-finance related companies.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USBO and USCI. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 45 years old.

In concluding that Mr. Mah should serve as Management Director of the General Partner, the General Partner considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for the General Partner and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 49 years old.

In concluding that Mr. Ngim should serve as Management Director of the General Partner, the General Partner considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 50 years old.

In concluding that Mr. Nguyen should serve as Management Director of the General Partner, the General Partner considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USOF and are employed by the General Partner.

John P. Love has acted as the Portfolio Operations Manager for USOF and the Related Public Funds since January 2006 and, effective March 1, 2010, is the Senior Portfolio Manager for USOF and the Related Public Funds. He is expected to be Senior Portfolio Manager for USBO and USCI. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of the General Partner from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 38 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF, UGA, USHO, USSO and US12NG in April 2006, April 2007, December 2007, February 2008, April 2008, September, 2009 and November, 2009 respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of USOF and the Related Public Funds. He is also expected to become the Portfolio Manager for USBO and USCI. As part of his responsibilities for USOF and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USOF’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley. Mr. Hyland is 50 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 52 years old.

In concluding that Mr. Robinson should serve as Independent Director of the General Partner, the General Partner considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 63 years old.

In concluding that Mr. Ellis should serve as Independent Director of the General Partner, the General Partner considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USOF and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 45 years old.

In concluding that Mr. Fobes should serve as Independent Director of the General Partner, the General Partner considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in USOF. Nicholas Gerber and John Hyland make trading and investment decisions for USOF. John Love and John Hyland execute trades on behalf of USOF. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

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

Other Committees

Since the individuals who perform work on behalf of USOF are not compensated by USOF, but instead by the General Partner. USOF does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of USOF. The General Partner believes that it is necessary for each member of the Board of Directors to posess many qualities and skills. The General Partner further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on the General Partner’s Board of Directors since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board of Directors would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board of Directors would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to USOF, US12OF, USNG, UGA, USHO, USSO, US12NG, USBO, and USCI. USOF has posted the text of the Corporate Governance Policy on its website at www.unitedstatesoilfund.com. Any unitholder of USOF may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of the General Partner, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of the General Partner. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of the General Partner is led by a Chairman, Nicholas Gerber, who is also the President and CEO of the General Partner.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USOF’s independent auditors and the oversight of USOF’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as the General Partner’s and USOF’s customers, employees, suppliers and the communities impacted by USOF. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director.  Mr. Fobes’s role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USOF’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of the General Partner because he is the director most familiar with the business of the General Partner, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USOF and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of the General Partner are actively involved in the oversight of the General Partner and, because of their varied backgrounds, provide different perspectives in connection with the oversight of the General Partner, USOF and the Related Public Funds. The General Partner’s independent directors bring expertise from outside the General Partner and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board of Directors, including the independent directors, which is essential to effective governance.

Risk Management

The full Board of Directors is actively involved in overseeing the management and operation of the General Partner, including oversight of the risks that face USOF and the Related Public Funds.  For example, the Board of Directors has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that the General Partner take prudent and careful action while entering into and managing investments taken by USOF including Oil Futures Contracts or Other Oil Interests such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USOF.  The policies, among other things, limit USOF’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board of Directors.  Existing counterparties are reviewed periodically by the Board of Directors to ensure that they continue to meet the criteria outlined in the policies.  The Board of Directors tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board of Directors also determines compensation payable to employees of the General Partner, including the portfolio managers of each of USOF and the Related Public Funds.  The compensation of certain employees of the General Partner is, in part, based on the amount of assets under management by USOF and the Related Public Funds.  The Board of Directors feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on USOF and the assets under management continue to increase, then USOF may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Oil Interests as it seeks to track its benchmark.  Other Oil Futures Contracts in which USOF may invest may not track changes in the price of the Benchmark Oil Futures Contract.  Other Oil Interests, including over-the-counter swap contracts, may also expose USOF to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts.  USOF and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  The Board of Directors in making compensation decisions consider whether a compensation arrangement would expose USOF or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USOF’s investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the General Partner and persons who are beneficial owners of at least 10% of USOF’s units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of USOF’s units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of USOF.  To USOF’s knowledge, based upon a review of copies of reports furnished to USOF with respect to the fiscal year ended December 31, 2009 and upon the written representations of the directors and executive officers of the General Partner, all of such persons have filed all required reports. However, Mr. John Hyland did not timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 upon becoming an executive officer of the General Partner in compliance with the applicable reporting deadline. Mr. Hyland has since filed an Initial Statement of Beneficial Ownership of Securities on Form 3.  As of the date of this annual report on Form 10-K, Mr. Hyland does not own any units of USOF.

Item 11.    Executive Compensation.

Compensation to the General Partner and Other Compensation.

USOF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USOF and other entities controlled by the General Partner. USOF does not reimburse the General Partner for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the General Partner. USOF pays fees to the General Partner pursuant to the LP Agreement under which it is obligated to pay the General Partner an annualized fee of 0.45% of its average daily net assets. For 2009, USOF paid the General Partner aggregate management fees of $11,700,716.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2009, by the directors of the General Partner. USOF’s portion of the aggregate fees paid to the Directors for the calendar year 2009 was $164,984.

					Change in
					Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of the General Partner and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2010, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, USOF or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.    Principal Accountant Fees and Services.

The fees for services billed to USOF by its independent auditors for the last two fiscal years are as follows:

	2009		2008
Audit fees	$160,000	*	$160,000
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-
	$160,000	*	$160,000
   _________________________
  * Amount expected to be billed for 2009 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USOF’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USOF’s current reports on Form 8-K; (ii) the audit of USOF’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 88.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Fifth Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

3.4*	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.

10.1***	Form of Initial Authorized Purchaser Agreement.

10.2*	Marketing Agent Agreement.

10.3****	License Agreement.

10.4*	Custodian Agreement.

10.5*	Amendment Agreement to the Custodian Agreement.

10.6*	Administrative Agency Agreement.

10.7*	Amendment Agreement to the Administrative Agency Agreement.

10.8*	Amendment Agreement to the Marketing Agent Agreement.

14.1*****	Code of Ethics.

23.1******	Consent of Independent Registered Public Accounting Firm.

31.1******	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2******	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1******	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2******	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
***	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
****	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
*****	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.
******	Filed herewith.

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
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: March 1, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 1, 2010
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 1, 2010
Howard Mah

/s/ Andrew Ngim	Management Director	March 1, 2010
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 1, 2010
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 1, 2010
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 1, 2010
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 1, 2010
Malcolm R. Fobes III