Form 10-Q/A
period 2010-03-31
United States Oil Fund, LP
filed 2010-05-11
CIK 1327068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

☐ Yes    ☒ No

Explanatory Note

The United States Oil Fund, LP (“USOF”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2010 that was filed with the U.S. Securities and Exchange Commission on May 10, 2010 (“Form 10-Q”) in order to file amended tables relating to the Fair Value of Derivative Instruments and the Effect of Derivative Instruments on the Statements of Operations in Note 6 of Part I, Item 1 of the Form 10-Q.  Due to an administrative error the incorrect tables were unintentionally filed.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q.  Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

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

Fair Value of Derivative Instruments

		At	At
		March 31, 2010	December 31, 2009
Derivatives not	Statement of
Accounted	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value

Futures - Commodity Contracts	Assets	$31,006,800	$184,278,050

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2010		March 31, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures - Commodity	Realized gain (loss) on	$231,075,700		$(338,951,000)
Contracts	closed positions

	Change in unrealized gain (loss) on open positions		$(153,271,250)		$89,896,150

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Oil Fund, LP (“USOF”) included elsewhere in this quarterly report on Form 10-Q/A.

Forward-Looking Information

This quarterly report on Form 10-Q/A, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USOF’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USOF’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USOF cannot assure investors that the projections included in these forward-looking statements will come to pass. USOF’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USOF has based the forward-looking statements included in this quarterly report on Form 10-Q/A on information available to it on the date of this quarterly report on Form 10-Q/A, and USOF assumes no obligation to update any such forward-looking statements. Although USOF undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USOF may make directly to them or through reports that USOF in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USOF invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil Interests collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q/A.

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

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q/A for a discussion of over-the-counter contracts.

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

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USOF if USOF had any officers, have evaluated the effectiveness of USOF’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USOF have been effective as of the end of the period covered by this quarterly report on Form 10-Q/A.

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

Item 6.   Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

Date: May 11, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2010