Form 10-Q/A
period 2010-06-30
United States Oil Fund, LP
filed 2010-08-26
CIK 1327068

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

Explanatory Note

The United States Oil Fund, LP (“USOF”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (the “Form 10-Q/A”) for the quarter ended June 30, 2010 that was filed with the U.S. Securities and Exchange Commission on August 9, 2010 (the “Form 10-Q”) in order to amend and restate Part II of the Form 10-Q.  Due to an administrative error, the disclosure required by Part II, Item 1 of the Form 10-Q was unintentionally omitted from the Form 10-Q and the disclosure required by Part II, Item 1A of the Form 10-Q was unintentionally included in Part II, Item 1 of the Form 10-Q.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q.  Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

Part II.                      OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes to the disclosure found under this section in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.

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
101.LAB***    XBRL Taxonomy Extension Label Linkbase
101.PRE***     XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
*** These exhibits were previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

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

Date:  August 26, 2010

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  August 26, 2010