Form 10-Q
period 2010-09-30
United States Oil Fund, LP
filed 2010-11-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes    ☒  No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$1,613,934,752	$2,072,425,180
Equity in UBS Securities LLC trading accounts:
Cash	285,396,747	322,670,551
Unrealized gain on open commodity futures contracts	83,501,600	184,278,050
Dividend receivable	81,039	83,916
Other assets	617,325	623,125

Total assets	$1,983,531,463	$2,580,080,822

Liabilities and Partners’ Capital
Payable for units redeemed	$118,596,862	$105,743,070
General Partner management fees payable (Note 3)	685,893	911,277
Brokerage commission fees payable	78,186	111,386
Other liabilities	1,504,992	2,062,272

Total liabilities	120,865,933	108,828,005

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	1,862,665,530	2,471,252,817

Total Partners’ Capital	1,862,665,530	2,471,252,817

Total liabilities and partners’ capital	$1,983,531,463	$2,580,080,822

Limited Partners’ units outstanding	53,400,000	63,100,000

Net asset value per unit	$34.88	$39.16

Market value per unit	$34.84	$39.28

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2010

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures contracts, expire November 2010	10,000	$36,145,000	1.94

United States Contracts
NYMEX Crude Oil Financial Futures WS contracts, expire November 2010	2,000	7,340,000	0.39
NYMEX Crude Oil Futures CL contracts, expire November 2010	11,293	40,016,600	2.15

	13,293	47,356,600	2.54

Total Open Futures Contracts	23,293	$83,501,600	4.48

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$651,878,085	$651,878,085	35.00
Goldman Sachs Financial Square Funds - Government Fund - Class SL	437,671,954	437,671,954	23.50
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	400,702,247	400,702,247	21.51

Total Cash Equivalents		$1,490,252,286	80.01

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(22,435,714)	$(116,290,290)	$(48,235,174)	$526,557,970
Change in unrealized gain (loss) on open positions	80,688,380	54,591,010	(100,776,450)	(98,371,080)
Dividend income	285,811	647,800	568,580	3,757,243
Interest income	7,894	18,032	38,988	201,985
Other income	38,000	66,000	146,000	308,000

Total income (loss)	58,584,371	(60,967,448)	(148,258,056)	432,454,118

Expenses
General Partner management fees (Note 3)	2,131,787	2,444,275	6,595,022	9,135,235
Brokerage commission fees	487,178	598,751	1,505,434	3,313,812
Professional fees	104,484	439,051	1,078,740	1,806,753
Other expenses	155,247	404,517	745,191	1,892,636

Total expenses	2,878,696	3,886,594	9,924,387	16,148,436

Net income (loss)	$55,705,675	$(64,854,042)	$(158,182,443)	$416,305,682

Net income (loss) per limited partnership unit	$0.74	$(1.51)	$(4.28)	$2.00

Net income (loss) per weighted average limited partnership unit	$1.01	$(1.08)	$(2.92)	$4.86

Weighted average limited partnership units outstanding	55,422,826	59,920,652	54,192,308	85,688,278

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total
Balances, at December 31, 2009	$-	$2,471,252,817	$2,471,252,817
Addition of 64,300,000 partnership units	-	2,282,874,263	2,282,874,263
Redemption of 74,000,000 partnership units	-	(2,733,279,107)	(2,733,279,107)
Net loss	-	(158,182,443)	(158,182,443)

Balances, at September 30, 2010	$-	$1,862,665,530	$1,862,665,530

Net Asset Value Per Unit:
At December 31, 2009	$39.16

At September 30, 2010	$34.88

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(158,182,443)	$416,305,682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account – cash	37,273,804	897,801,636
Unrealized loss on futures contracts	100,776,450	98,371,080
Decrease in dividend receivable and other assets	8,677	193,888
Increase (decrease) in General Partner management fees payable	(225,384)	277,319
Decrease in brokerage commission fees payable	(33,200)	(60,700)
Increase (decrease) in other liabilities	(557,280)	338,850

Net cash provided by (used in) operating activities	(20,939,376)	1,413,227,755

Cash Flows from Financing Activities:
Addition of partnership units	2,282,874,263	4,754,902,992
Redemption of partnership units	(2,720,425,315)	(5,327,759,590)

Net cash used in financing activities	(437,551,052)	(572,856,598)

Net Increase (Decrease) in Cash and Cash Equivalents	(458,490,428)	840,371,157

Cash and Cash Equivalents, beginning of period	2,072,425,180	1,025,376,289

Cash and Cash Equivalents, end of period	$1,613,934,752	$1,865,747,446

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of September 30, 2010, USOF held 13,293 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 10,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USOF. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the SEC. On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2010, USOF had registered a total of 1,627,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USOF earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2006. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USOF’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USOF in accordance with the objectives and policies of USOF. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USOF. For these services, USOF is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.45% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2010 and 2009, USOF incurred $51,870 and $1,202,600, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USOF and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2010 and 2009, USOF incurred $347,779 and $491,498, respectively, under this arrangement.

Investor Tax Reporting Cost

USOF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $1,200,000 for the calendar year 2010.

Other Expenses and Fees

In addition to the fees described above, USOF pays all brokerage fees and other expenses in connection with the operation of USOF, excluding costs and expenses paid by the General Partner as outlined in Note 4 below.

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

USOF is also party to a custodian agreement, dated March 13, 2006, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USOF. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USOF is party to an administrative agency agreement, dated March 13, 2006, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USOF. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On May 30, 2007, USOF and the NYMEX entered into a licensing agreement whereby USOF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USOF and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through September 30, 2010, all of the futures contracts held by USOF were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of USOF’s cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $1,899,331,499 and $2,395,095,731, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USOF is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USOF pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USOF’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III
Short-Term Investments	$1,764,657,971	$1,764,657,971	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	97,707,560	97,707,560	-	-
United States Contracts	86,570,490	86,570,490	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,490,252,286	$1,490,252,286	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	36,145,000	36,145,000	-	-
United States Contracts	47,356,600	47,356,600	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009
Futures -
Commodity Contracts	Assets	$83,501,600	$184,278,050

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010		For the nine months ended September 30, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(48,235,174)		$526,557,970
	Change in unrealized gain (loss) on open positions		$(100,776,450)		$(98,371,080)

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$39.16	$34.31
Total income (loss)	(4.10)	2.19
Total expenses	(0.18)	(0.19)

Net increase (decrease) in net asset value	(4.28)	2.00

Net asset value, end of period	$34.88	$36.31

Total Return	(10.93)%	5.83%

Ratios to Average Net Assets
Total income (loss)	(7.57)%	15.93%

Expenses excluding management fees*	0.23%	0.35%

Management fees*	0.45%	0.45%

Net income (loss)	(8.07)%	15.34%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USOF’s financial statement disclosures.

NOTE 9 - SUBSEQUENT EVENTS

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late March and a downward trend from April to late September 2010. The price of the Benchmark Oil Futures Contract started the period at $79.36 per barrel. It hit a peak on April 6, 2010 at $86.84 per barrel. The low of the period was on May 25, 2010 when the price dropped to $68.75 per barrel. The period ended with the Benchmark Oil Futures Contract at $79.97 per barrel, up approximately 0.77% over the period. USOF’s NAV began the period at $39.16 per unit and ended the period at $34.88 per unit on September 30, 2010, a decrease of approximately 10.93% over the period. USOF’s NAV reached its high for the period on April 6, 2010 at $42.08 per unit and reached its low for the period on May 25, 2010 at $31.58 per unit. The Benchmark Oil Futures Contract prices listed above began with the February 2010 contract and ended with the November 2010 contract. The return of approximately 0.77% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below, in the section titled “Tracking USOF’s Benchmark”.

During the nine months ended September 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the nine months ended September 30, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of September 2010. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 17,000,000 units, USOF has made seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2010, USOF had issued 539,400,000 units, 53,400,000 of which were outstanding. As of September 30, 2010, there were 1,087,600,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

As of September 30, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $83,501,600, and USOF established cash deposits, including cash investments in money market funds, that were equal to $1,899,331,449. USOF held 84.97% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.03% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2010 was $34.88.

By comparison, as of September 30, 2009, the total unrealized loss on Oil Futures Contracts owned or held on that day was $754,980 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,324,411,842. USOF held 80.27% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.73% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2009 was $36.31. The decrease in the per unit NAV from September 30, 2010 compared to September 30, 2009 was primarily due to crude oil futures contracts being in a state of contango between the period ended September 30, 2009 and the period ended September 30, 2010.

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

During the nine months ended September 30, 2010, the daily average total net assets of USOF were $1,959,448,946. The management fee incurred by USOF during the period amounted to $6,595,022. By comparison, during the nine months ended September 30, 2009, the daily average total net assets of USOF were $2,714,172,313. The management fee paid by USOF during the period amounted to $9,135,235.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $3,329,365, as compared to $7,013,201 for the nine months ended September 30, 2009. The decrease in expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to the relative size of USOF and activity that resulted from its decreased size, including reduced costs associated with the registration and the offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, USOF incurred $51,870 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2009, USOF incurred $1,202,600 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees and expenses with the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”) based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USOF’s portion of such fees and expenses was $254,952. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USOF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $1,505,434. By comparison, during the nine months ended September 30, 2009, total commissions paid to brokers amounted to $3,313,812. The decrease in the total commissions paid to brokers for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily a function of decreased brokerage fees due to a lower number of Oil Futures Contracts being held and traded as a result of the decrease in USOF’s average total net assets, the decrease in the price of Oil Futures Contracts and the decrease in redemptions and creations of units during the nine months ended September 30, 2010. The decrease in assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.10% of total net assets. By comparison, the figure for the nine months ended September 30, 2009 represented approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USOF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $1,200,000 for the calendar year 2010.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, USOF earned $607,568 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USOF did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2009, USOF earned $3,959,228 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.20%. USOF did not purchase Treasuries during the nine months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USOF as a percentage of total net assets was lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Portfolio Expenses. During the three months ended September 30, 2010, the daily average total net assets of USOF were $1,879,474,186. The management fee incurred by USOF during the period amounted to $2,131,787. By comparison, during the three months ended September 30, 2009, the daily average total net assets of USOF were $2,154,976,239. The management fee paid by USOF during the period amounted to $2,444,275.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $746,909, as compared to $1,442,319 for the three months ended September 30, 2009. The decrease in expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to the relative size of USOF and activity that resulted from its decreased size, including reduced costs associated with the registration and the offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the three months ended September 30, 2010. For the three months ended September 30, 2010, USOF incurred $9,020 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2009, USOF incurred $221,600 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USOF shares these fees and expenses with USNG, US12OF, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USOF’s portion of such fees and expenses was $254,952. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USOF is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended September 30, 2010, total commissions paid to brokers amounted to $487,178. By comparison, during the three months ended September 30, 2009, total commissions paid to brokers amounted to $598,751. The decrease in the total commissions paid to brokers for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USOF’s average total net assets, the increase in the price of Oil Futures Contracts and the decrease in redemptions and creations of units during the three months ended September 30, 2010. The decrease in assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended September 30, 2009 represented approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USOF pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $1,200,000 for the calendar year 2010.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2010, USOF earned $293,705 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USOF did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2009, USOF earned $665,832 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.12%. USOF did not purchase Treasuries during the three months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were lower during the three months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USOF as a percentage of total net assets was lower during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Tracking USOF’s Benchmark

USOF’s management seeks to manage USOF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USOF’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USOF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.5% per day, USOF management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Benchmark Oil Futures Contract was 0.127%, while the simple average daily change in the NAV of USOF over the same time period was 0.124%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -1.032%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended September 30, 2010. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to September 30, 2010, the simple average daily change in the Benchmark Oil Futures Contract was 0.030%, while the simple average daily change in the NAV of USOF over the same time period was 0.026%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -1.116%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2010, the actual total return of USOF as measured by changes in its NAV was -10.93%. This is based on an initial NAV of $39.16 on December 31, 2009 and an ending NAV as of September 30, 2010 of $34.88. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $34.93 as of September 30, 2010, for a total return over the relevant time period of -10.80%. The difference between the actual NAV total return of USOF of -10.93% and the expected total return based on the Benchmark Oil Futures Contract of -10.80% was an error over the time period of -0.13%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF pays offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, USOF received dividend and interest income of $607,568, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, USOF also collected $146,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the nine months ended September 30, 2010, USOF incurred total expenses of $9,924,387. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(9,170,819), which is equivalent to an annualized weighted average net income rate of (0.63)% for the nine months ended September 30, 2010.

By comparison, for the nine months ended September 30, 2009, the actual total return of USOF as measured by changes in its NAV was 5.83%. This was based on an initial NAV of $34.31 on December 31, 2008 and an ending NAV as of September 30, 2009 of $36.31. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $36.47 as of September 30, 2009, for a total return over the relevant time period of 6.30%. The difference between the actual NAV total return of USOF of 5.83% and the expected total return based on the Benchmark Oil Futures Contract of 6.30% was an error over the time period of 0.47%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF paid offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USOF received dividend and interest income of $3,959,228, which is equivalent to a weighted average income rate of 0.20% for such period. In addition, during the nine months ended September 30, 2009, USOF also collected $308,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the nine months ended September 30, 2009, USOF incurred total expenses of $16,148,436. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(11,881,208), which is equivalent to an annualized weighted average net income rate of (0.59)% for the nine months ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash and cash equivalents. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2010, USOF earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.13% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.64)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2010, USOF did not hold any Other Oil Interests. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through September 30, 2010.

Periods of contango or backwardation do not materially impact USOF’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the nine months ended September 30, 2010, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the third quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices finished the third quarter of 2010 approximately 1% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it had no positive or negative correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.676	0.717	-0.075	0.715
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.569	-0.587	-0.282	-0.559
Global Equities (FTSE World Index)			1.000	0.687	0.748	-0.074	0.743
Unleaded Gasoline				1.000	0.914	-0.004	0.958
Heating Oil					1.000	0.003	0.943
Natural Gas						1.000	0.115
Crude Oil							1.000
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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USOF’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USOF for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USOF estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USOF currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in USOF’s account at its custodian bank. Income received from USOF’s money market funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USOF’s expenses. However, during the nine months ended September 30, 2010, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2010, USOF was forced to use other assets to pay cash expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2010, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

The General Partner attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the nine months ended September 30, 2010, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2010, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,899,331,499. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USOF, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USOF and its units with the SEC, FINRA and the AMEX, respectively. However, since USOF’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USOF have been directly borne on an ongoing basis by USOF, and not by the General Partner.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of September 30, 2010, USOF’s portfolio consisted of 2,000 Crude Oil Financial Futures WS Contracts traded on the NYMEX, 11,293 Crude Oil Futures CL Contracts traded on the NYMEX and 10,000 WTI Crude Oil Futures traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USOF may purchase over-the-counter contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USOF may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USOF also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USOF’s exposure to the counterparty. In addition, it is also possible for USOF and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USOF would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USOF’s counterparty. USOF would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USOF.

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

USOF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USOF. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USOF’s ability to successfully track the Benchmark Oil Futures Contract.

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

During the nine months ended September 30, 2010, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

There has not been a material change from the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, and USOF’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

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

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**

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

Date: November 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2010