Form 10-Q
period 2011-03-31
United States Oil Fund, LP
filed 2011-05-10
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes    ☒  No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$1,882,424,178	$1,522,955,092
Equity in UBS Securities LLC trading accounts:
Cash	232,313,336	254,503,610
Unrealized gain on open commodity futures contracts	77,762,010	43,960,340
Dividend receivable	39,615	48,785
Other assets	613,372	573,506

Total assets	$2,193,152,511	$1,822,041,333

Liabilities and Partners’ Capital
Payable for units redeemed	$140,138,409	$31,174,128
General Partner management fees payable (Note 3)	804,328	698,317
Brokerage commissions payable	63,686	59,186
Other liabilities	965,862	1,502,130

Total liabilities	141,972,285	33,433,761

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	2,051,180,226	1,788,607,572

Total Partners’ Capital	2,051,180,226	1,788,607,572

Total liabilities and partners’ capital	$2,193,152,511	$1,822,041,333

Limited Partners’ units outstanding	48,100,000	45,900,000

Net asset value per unit	$42.64	$38.97

Market value per unit	$42.60	$39.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2011

	0,999,999,999	0,999,999,999	0,999,999,999
	Number of Contracts	Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures contracts, expiring May 2011	8,400	$19,873,600	0.97

United States Contracts
NYMEX Crude Oil Financial Futures WS contracts, expiring May 2011	2,000	4,505,000	0.22
NYMEX Crude Oil Futures CL contracts, expiring May 2011	8,821	53,383,410	2.60

	10,821	57,888,410	2.82

Total Open Futures Contracts	19,221	$77,762,010	3.79

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$652,012,967	$652,012,967	31.79
Goldman Sachs Financial Square Funds - Government Fund - Class SL	337,735,802	337,735,802	16.46
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	850,846,969	850,846,969	41.48

Total Cash Equivalents		$1,840,595,738	89.73

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$205,286,940	$231,075,700
Change in unrealized gain (loss) on open positions	33,801,670	(153,271,250)
Dividend income	116,053	93,823
Interest income	9,734	12,871
Other income	74,000	52,000

Total income	239,288,397	77,963,144

Expenses
General Partner management fees (Note 3)	2,133,561	2,262,154
Brokerage commissions	481,714	468,036
Professional fees	324,065	604,905
Other expenses	200,338	191,683

Total expenses	3,139,678	3,526,778

Net income	$236,148,719	$74,436,366

Net income per limited partnership unit	$3.67	$1.43

Net income per weighted average limited partnership unit	$4.78	$1.40

Weighted average limited partnership units outstanding	49,374,444	53,153,333

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2011

	$000,000,000,000	$000,000,000,000	$000,000,000,000
	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$1,788,607,572	$1,788,607,572
Addition of 43,900,000 partnership units	-	1,720,747,666	1,720,747,666
Redemption of 41,700,000 partnership units	-	(1,694,323,731)	(1,694,323,731)
Net income	-	236,148,719	236,148,719

Balances, at March 31, 2011	$-	$2,051,180,226	$2,051,180,226

Net Asset Value Per Unit:
At December 31, 2010	$38.97

At March 31, 2011	$42.64

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net income	$236,148,719	$74,436,366
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash	22,190,274	79,443,336
Unrealized (gain) loss on futures contracts	(33,801,670)	153,271,250
(Increase) decrease in dividend receivable and other assets	(30,696)	21,698
Increase (decrease) in General Partner management fees payable	106,011	(216,945)
Increase (decrease) in brokerage commissions payable	4,500	(51,000)
Decrease in other liabilities	(536,268)	(22,830)

Net cash provided by operating activities	224,080,870	306,881,875

Cash Flows from Financing Activities:
Addition of partnership units	1,720,747,666	455,922,092
Redemption of partnership units	(1,585,359,450)	(1,333,867,554)

Net cash provided by (used in) financing activities	135,388,216	(877,945,462)

Net Increase (Decrease) in Cash and Cash Equivalents	359,469,086	(571,063,587)

Cash and Cash Equivalents, beginning of period	1,522,955,092	2,072,425,180

Cash and Cash Equivalents, end of period	$1,882,424,178	$1,501,361,593

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of March 31, 2011, USOF held 10,821 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 8,400 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2011, USOF had registered a total of 1,627,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2006 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2011 and 2010, USOF incurred $11,700 and $22,500, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USOF shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USOF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2011 and 2010, USOF incurred $115,077 and $116,765, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with its audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2011.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil Interests that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by USOF were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2011 and December 31, 2010, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,114,737,514 and $1,777,458,702, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2011 (Unaudited)	For the three months ended March 31, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$38.97	$39.16
Total income	3.73	1.50
Total expenses	(0.06)	(0.07)

Net increase in net asset value	3.67	1.43

Net asset value, end of period	$42.64	$40.59

Total Return	9.42%	3.65%

Ratios to Average Net Assets
Total income	12.44%	3.82%

Expenses excluding management fees*	0.21%	0.25%

Management fees*	0.45%	0.45%

Net income	12.28%	3.65%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USOF’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,490,470,515	$1,490,470,515	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	22,150,000	22,150,000	-	-
United States Contracts	21,810,340	21,810,340	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$1,840,595,738	$1,840,595,738	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	19,873,600	19,873,600	-	-
United States Contracts	57,888,410	57,888,410	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$77,762,010	$43,960,340

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$205,286,940		$231,075,700

	Change in unrealized gain (loss) on open positions		$33,801,670		$(153,271,250)

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

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

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USOF’s general partner believes the changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. The general partner of USOF, United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USOF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USOF. In particular, new position limits imposed on USOF or its counterparties may impact USOF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USOF’s investments and doing business, which could adversely affect USOF’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options. On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011. Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USOF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USOF and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USOF and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on USOF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Fifth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. USCF is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2011 and exhibited moderate daily swings along with an uneven upward trend between January 1, 2011 and March 9, 2011 and a downward trend from March 10, 2011 to March 16, 2011 and finishing the period with a sharp upward trend. The price of the Benchmark Oil Futures Contract started the period at $91.38 per barrel. The low of the period was on January 27, 2011 when the price dropped to $85.64 per barrel. The period ended with the Benchmark Oil Futures Contract at a peak $106.72 per barrel, up approximately 16.79% over the period. USOF’s NAV began the period at $38.97 per unit and ended the period at $42.64 per unit on March 31, 2011, an increase of approximately 9.42% over the period. USOF’s NAV reached its high for the period on March 31, 2011 at $42.64 per unit and reached its low for the period on February 15, 2011 at $35.40 per unit. The Benchmark Oil Futures Contract prices listed above began with the February 2011 contract and ended with the May 2011 contract. The return of approximately 16.79% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the three months ended March 31, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010 and the three months ended March 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of March 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of March 31, 2011, USOF had issued 604,700,000 units, 48,100,000 of which were outstanding. As of March 31, 2011, there were 1,022,300,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized gain on Oil Futures Contracts owned or held on that day was $77,762,010, and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,114,737,514. USOF held 89.01% of its cash assets in overnight deposits and money market funds at its custodian bank, while 10.99% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2011 was $42.64.

By comparison, as of March 31, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $31,006,800 and USOF established cash deposits, including cash investments in money market funds, that were equal to $1,744,588,808. USOF held 86.06% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.94% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2010 was $40.59. The increase in the per unit NAV for March 31, 2011, as compared to March 31, 2010, was primarily a result of an increase in the price of crude oil futures contracts between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of USOF were $1,922,839,419. The management fee incurred by USOF during the period amounted to $2,133,561. By comparison, during the three months ended March 31, 2010, the daily average total net assets of USOF were $2,038,730,955. The management fee paid by USOF during the period amounted to $2,262,154.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2011 was $1,006,117, as compared to $1,264,624 for the three months ended March 31, 2010. The decrease in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to reduced costs associated with the registration and the offering of additional units, decreased licensing fees and decreased tax reporting costs during the three months ended March 31, 2011. For the three months ended March 31, 2011, USOF incurred $11,700 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2010, USOF incurred $22,500 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USOF for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of unit creations during the three months ended March 31, 2011.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USOF include the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USOF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and USOF’s portion of such fees and expenses was $413,042. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2011, total commissions paid to brokers amounted to $481,714. By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $468,036. The increase in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a result of the increase in USOF’s average total net assets and the increase in redemptions and creations of units during the three months ended March 31, 2011. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended March 31, 2010 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with its audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2011.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2011, USOF earned $125,787 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USOF did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2010, USOF earned $106,694 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As a result, the amount of income earned by USOF as a percentage of total net assets was higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Tracking USOF’s Benchmark

USCF seeks to manage USOF’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USOF’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Oil Futures Contract was 0.633%, while the simple average daily change in the NAV of USOF over the same time period was 0.630%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -0.344%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended March 31, 2011. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to March 31, 2011, the simple average daily change in the Benchmark Oil Futures Contract was -0.009%, while the simple average daily change in the NAV of USOF over the same time period was -0.006%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.950%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USOF as measured by changes in its NAV was 9.42%. This is based on an initial NAV of $38.97 on December 31, 2010 and an ending NAV as of March 31, 2011 of $42.64. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $42.71 as of March 31, 2011, for a total return over the relevant time period of 9.59%. The difference between the actual NAV total return of USOF of 9.42% and the expected total return based on the Benchmark Oil Futures Contract of 9.59% was an error over the time period of -0.177%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USOF received dividend and interest income of $125,787, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USOF also collected $74,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the three months ended March 31, 2011, USOF incurred total expenses of $3,139,678. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,939,891), which is equivalent to an annualized weighted average net income rate of (0.62)% for the three months ended March 31, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of USOF as measured by changes in its NAV was 3.65%. This was based on an initial NAV of $39.16 on December 31, 2009 and an ending NAV as of March 31, 2010 of $40.59. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $40.65 as of March 31, 2010, for a total return over the relevant time period of 3.81%. The difference between the actual NAV total return of USOF of 3.65% and the expected total return based on the Benchmark Oil Futures Contract of 3.81% was an error over the time period of -0.16%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USOF received dividend and interest income of $106,694, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, USOF also collected $52,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the three months ended March 31, 2010, USOF incurred total expenses of $3,526,778. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(3,368,084), which is equivalent to an annualized weighted average net income rate of (0.67)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash and cash equivalents. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2011, USOF earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.11% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.63)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2011, USOF did not hold any Other Oil Interests. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and the three months ended March 31, 2011.

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

Crude Oil Market. During the three months ended March 31, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. Crude oil prices finished the first quarter of 2011 approximately 16.79% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy. USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.175	0.186	0.059	0.214
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.242	-0.126	0.096	-0.168
Global Equities (FTSE World Index)			1.000	0.235	0.270	0.109	0.308
Unleaded Gasoline				1.000	0.721	0.309	0.756
Heating Oil					1.000	0.484	0.846
Natural Gas						1.000	0.399
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2011, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it had a weaker correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended March 31, 2011. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period, particularly due to the recent upturn in the U.S. and global economies. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.657	0.795	0.090	0.774
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.721	-0.654	-0.275	-0.689
Global Equities (FTSE World Index)			1.000	0.621	0.781	0.044	0.771
Unleaded Gasoline				1.000	0.829	0.217	0.957
Heating Oil					1.000	-0.063	0.883
Natural Gas						1.000	0.248
Crude Oil							1.000
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

USCF has evaluated the nature and types of estimates that it makes in preparing USOF’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USOF for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USOF estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in USOF’s account at its custodian bank. Income received from USOF’s money market funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USOF’s expenses. However, during the three months ended March 31, 2011, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets. During the three months ended March 31, 2011, USOF was forced to use other assets to pay cash expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2011, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Since March 23, 2007, USOF has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USOF’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USOF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the three months ended March 31, 2011, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,114,737,514. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

USCF pays the fees of USOF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USOF’s condensed financial statements and its SEC and CFTC reports. USCF and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USOF pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of March 31, 2011, USOF’s portfolio consisted of 2,000 Crude Oil Financial Futures WS Contracts traded on the NYMEX, 8,821 Crude Oil Futures CL Contracts traded on the NYMEX and 8,400 WTI Crude Oil Futures Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USOF may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USOF may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts in which USOF may invest.

To reduce the credit risk that arises in connection with such contracts, USOF will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USOF only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USOF will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USOF and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USOF and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USOF may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USOF would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USOF to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later. USOF would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USOF, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USOF would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USOF would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USOF or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended March 31, 2011, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

USOF anticipates that the use of Other Oil Interests together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USOF. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USOF’s ability to successfully track the Benchmark Oil Futures Contract.

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

There have been no material changes to the disclosure found under this section in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

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

Date: May 10, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2011