Form 10-Q
period 2011-06-30
United States Oil Fund, LP
filed 2011-08-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	000000000000000	000000000000000
	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$1,252,621,841	$1,522,955,092
Equity in UBS Securities LLC trading accounts:
Cash	326,906,415	254,503,610
Unrealized gain (loss) on open commodity futures contracts	(59,309,100)	43,960,340
Dividend receivable	7,655	48,785
Other assets	579,130	573,506

Total assets	$1,520,805,941	$1,822,041,333

Liabilities and Partners’ Capital
Investment payable	$1,137	$—
Payable for units redeemed	78,003,657	31,174,128
General Partner management fees payable (Note 3)	506,405	698,317
Brokerage commissions payable	46,186	59,186
Other liabilities	1,131,216	1,502,130

Total liabilities	79,688,601	33,433,761

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,441,117,340	1,788,607,572

Total Partners’ Capital	1,441,117,340	1,788,607,572

Total liabilities and partners’ capital	$1,520,805,941	$1,822,041,333

Limited Partners’ units outstanding	38,500,000	45,900,000

Net asset value per unit	$37.43	$38.97

Market value per unit	$37.24	$39.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2011

	$(32,400,000)	$(32,400,000)	$(32,400,000)
	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures August 2011 contracts, expiring July 2011	6,000	$(32,400,000)	(2.25)

United States Contracts
NYMEX Crude Oil Futures CL August 2011 contracts, expiring July 2011	9,104	(26,909,100)	(1.87)

Total Open Futures Contracts	15,104	$(59,309,100)	(4.12)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$352,030,128	$352,030,128	24.43
Goldman Sachs Financial Square Funds - Government Fund – Class CL	187,745,186	187,745,186	13.03
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	550,885,825	550,885,825	38.22

Total Cash Equivalents		$1,090,661,139	75.68

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(16,027,940)	$(256,875,160)	$189,259,000	$(25,799,460)
Change in unrealized loss on open positions	(137,071,110)	(28,193,580)	(103,269,440)	(181,464,830)
Dividend income	32,303	188,946	148,356	282,769
Interest income	11,054	18,223	20,788	31,094
Other income	76,000	56,000	150,000	108,000

Total income (loss)	(152,979,693)	(284,805,571)	86,308,704	(206,842,427)

Expenses
General Partner management fees (Note 3)	1,784,880	2,201,081	3,918,441	4,463,235
Brokerage commissions	361,481	550,220	843,195	1,018,256
Professional fees	328,067	369,351	652,132	974,256
Other expenses	164,933	398,261	365,271	589,944

Total expenses	2,639,361	3,518,913	5,779,039	7,045,691

Net income (loss)	$(155,619,054)	$(288,324,484)	$80,529,665	$(213,888,118)

Net loss per limited partnership unit	$(5.21)	$(6.45)	$(1.54)	$(5.02)

Net income (loss) per weighted average limited partnership unit	$(3.99)	$(5.34)	$1.82	$(3.99)

Weighted average limited partnership units outstanding	39,032,967	53,975,824	44,175,138	53,566,851

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2011

	000000000000000	000000000000000	000000000000000
	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$1,788,607,572	$1,788,607,572
Addition of 74,100,000 partnership units	—	2,906,157,486	2,906,157,486
Redemption of 81,500,000 partnership units	—	(3,334,177,383)	(3,334,177,383)
Net income	—	80,529,665	80,529,665

Balances, at June 30, 2011	$—	$1,441,117,340	$1,441,117,340

Net Asset Value Per Unit:
At December 31, 2010	$38.97

At June 30, 2011	$37.43

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash Flows from Operating Activities:
Net income (loss)	$80,529,665	$(213,888,118)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	(72,402,805)	4,842,916
Unrealized loss on futures contracts	103,269,440	181,464,830
Decrease in dividend receivable and other assets	35,506	4,039
Increase in investment payable	1,137	—
Decrease in General Partner management fees payable	(191,912)	(81,216)
Decrease in brokerage commissions payable	(13,000)	(25,200)
Decrease in other liabilities	(370,914)	(621,189)

Net cash provided by (used in) operating activities	110,857,117	(28,303,938)

Cash Flows from Financing Activities:
Addition of partnership units	2,906,157,486	1,808,830,974
Redemption of partnership units	(3,287,347,854)	(2,119,454,243)

Net cash used in financing activities	(381,190,368)	(310,623,269)

Net Decrease in Cash and Cash Equivalents	(270,333,251)	(338,927,207)

Cash and Cash Equivalents, beginning of period	1,522,955,092	2,072,425,180

Cash and Cash Equivalents, end of period	$1,252,621,841	$1,733,497,973

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil Interests (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil Interests”). As of June 30, 2011, USOF held 9,104 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 6,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial net asset value by setting the price at $67.39 per unit and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2011, USOF had registered a total of 1,627,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2006 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011 and 2010, USOF incurred $23,530 and $42,850, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USOF shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, except USCI, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USOF and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2011 and 2010, USOF incurred $213,932 and $233,206, respectively, under this arrangement.

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

Through June 30, 2011, all of the futures contracts held by USOF were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable net asset value. USOF is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $1,579,528,256 and $1,777,458,702, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$38.97	$39.16
Total loss	(1.41)	(4.89)
Total expenses	(0.13)	(0.13)

Net decrease in net asset value	(1.54)	(5.02)

Net asset value, end of period	$37.43	$34.14

Total Return	(3.95)%	(12.82)%

Ratios to Average Net Assets
Total income (loss)	4.92%	(10.34)%

Expenses excluding management fees*	0.21%	0.26%

Management fees*	0.45%	0.45%

Net income (loss)	4.59%	(10.69)%

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

The following table summarizes the valuation of USOF’s securities at December 31, 2010 using the fair value hierarchy:

	$1,490,470,515	$1,490,470,515	$1,490,470,515	$1,490,470,515
	Total	Level I	Level II	Level III
At December 31, 2010
Short-Term Investments	$1,490,470,515	$1,490,470,515	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	22,150,000	22,150,000	—	—
United States Contracts	21,810,340	21,810,340	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at June 30, 2011 using the fair value hierarchy:

	$1,090,661,139	$1,090,661,139	$1,090,661,139	$1,090,661,139
	Total	Level I	Level II	Level III
At June 30, 2011
Short-Term Investments	$1,090,661,139	$1,090,661,139	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(32,400,000)	(32,400,000)	—	—
United States Contracts	(26,909,100)	(26,909,100)	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 - Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	December 31, 2010	December 31, 2010	December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(59,309,100)	$43,960,340

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$189,259,000		$(25,799,460)

	Change in unrealized loss on open positions		$(103,269,440)		$(181,464,830)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USOF’s financial statement disclosures.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USOF’s financial statement disclosures.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. The general partner of USOF, United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil Interests (as defined below).

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

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil Interests.

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s new provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USOF will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USOF are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USOF’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USOF. In particular, new position limits imposed on USOF or its counterparties may impact USOF’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USOF’s investments and doing business, which could adversely impact the ability of USOF to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USOF. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USOF and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on USOF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Fifth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. USCF is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2011 and exhibited moderate daily swings along with an uneven downward trend between January 2011 and February 2011, an upward trend from March 2011 to May 2011 and finishing the period with a downward trend. The price of the Benchmark Oil Futures Contract started the period at $91.38 per barrel. The low of the period was on January 27, 2011 when the price dropped to $85.64 per barrel. The high of the period was on April 29, 2011 when the price reached $113.93 per barrel. The period ended with the Benchmark Oil Futures Contract at $95.42 per barrel, up approximately 4.42% over the period. USOF’s NAV began the period at $38.97 per unit and ended the period at $37.43 per unit on June 30, 2011, a decrease of approximately 3.95% over the period. USOF’s NAV reached its high for the period on April 29, 2011 at $45.25 per unit and reached its low for the period on February 15, 2011 at $35.40 per unit. The Benchmark Oil Futures Contract prices listed above began with the February 2011 contract and ended with the August 2011 contract. The return of approximately 4.42% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the six months ended June 30, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010 and the six months ended June 30, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of June 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2011, USOF had issued 634,900,000 units, 38,500,000 of which were outstanding. As of June 30, 2011, there were 992,100,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

As of June 30, 2011, the total unrealized loss on Oil Futures Contracts owned or held on that day was $59,309,100, and USOF established cash deposits, including cash investments in money market funds, that were equal to $1,579,528,256. USOF held 79.30% of its cash assets in overnight deposits and money market funds at its custodian bank, while 20.70% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on June 30, 2011 was $37.43.

By comparison, as of June 30, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $2,813,220 and USOF established cash deposits, including cash investments in money market funds, that were equal to $2,051,325,608. USOF held 84.51% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.49% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for June 30, 2011, as compared to June 30, 2010, was the result of USOF’s greater size in the prior period as measured by total net assets. The ending per unit NAV on June 30, 2010 was $34.14. The increase in the per unit NAV for June 30, 2011, as compared to June 30, 2010, was primarily a result of an increase in the price of crude oil futures contracts between the period ended June 30, 2010 and the period ended June 30, 2011.

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

During the six months ended June 30, 2011, the daily average total net assets of USOF were $1,755,961,700. The management fee incurred by USOF during the period amounted to $3,918,441. By comparison, during the six months ended June 30, 2010, the daily average total net assets of USOF were $2,000,099,100. The management fee paid by USOF during the period amounted to $4,463,235.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $1,860,598, as compared to $2,582,456 for the six months ended June 30, 2010. The decrease in expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to reduced costs associated with the registration and the offering of additional units, decreased licensing fees and decreased tax reporting costs during the six months ended June 30, 2011. For the six months ended June 30, 2011, USOF incurred $23,530 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2010, USOF incurred $42,850 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USOF for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 was primarily due to a slower amortization of prepaid registration costs, which were matched to a slower expected rate of unit creations during the six months ended June 30, 2011.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USOF include the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USOF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USOF’s portion of such fees and expenses was $413,042. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or short term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2011, total commissions paid to brokers amounted to $843,195. By comparison, during the six months ended June 30, 2010, total commissions paid to brokers amounted to $1,018,256. The decrease in the total commissions paid to brokers for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily a result of the decrease in USOF’s average total net assets and an increase in the price of crude oil futures contracts during the six months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.09% of total net assets. By comparison, the figure for the six months ended June 30, 2010 represented approximately 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2011.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, USOF earned $169,144 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2010, USOF earned $313,863 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USOF did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly lower during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As a result, the amount of income earned by USOF as a percentage of total net assets was lower during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of USOF were $1,590,917,801. The management fee incurred by USOF during the period amounted to $1,784,880. By comparison, during the three months ended June 30, 2010, the daily average total net assets of USOF were $1,961,891,772. The management fee paid by USOF during the period amounted to $2,201,018.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $854,481, as compared to $1,317,832 for the three months ended June 30, 2010. The decrease in expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to reduced costs associated with the registration and the offering of additional units, decreased licensing fees and decreased tax reporting costs during the three months ended June 30, 2011. For the three months ended June 30, 2011, USOF incurred $11,830 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2010, USOF incurred $20,350 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USOF for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 was primarily due to a slower amortization of prepaid registration costs, which were matched to a slower expected rate of unit creations during the three months ended June 30, 2010.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USOF include USNG, US12OF, UGA, USHO, USSO, US12NG, USBO and USCI. USOF shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USOF’s portion of such fees and expenses was $413,042. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil Interests or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $361,481. By comparison, during the three months ended June 30, 2010, total commissions paid to brokers amounted to $550,220. The decrease in the total commissions paid to brokers for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily a result of the decrease in USOF’s average total net assets and an increase in the price of crude oil futures contracts during the three months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.09% of total net assets. By comparison, the figure for the three months ended June 30, 2010 represented approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2011.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil Interests in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, USOF earned $43,357 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USOF did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2010, USOF earned $207,169 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USOF did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly lower during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a result, the amount of income earned by USOF as a percentage of total net assets was lower during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

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

For the 30 valuation days ended June 30, 2011, the simple average daily change in the Benchmark Oil Futures Contract was -0.175%, while the simple average daily change in the NAV of USOF over the same time period was -0.178%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was -0.817%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to June 30, 2011, the simple average daily change in the Benchmark Oil Futures Contract was -0.017%, while the simple average daily change in the NAV of USOF over the same time period was -0.014%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the NAV was 0.948%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2011, the actual total return of USOF as measured by changes in its NAV was -3.95%. This is based on an initial NAV of $38.97 on December 31, 2010 and an ending NAV as of June 30, 2011 of $37.43. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $37.55 as of June 30, 2011, for a total return over the relevant time period of -3.64%. The difference between the actual NAV total return of USOF of -3.95% and the expected total return based on the Benchmark Oil Futures Contract of -3.64% was an error over the time period of -0.31%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USOF received dividend and interest income of $169,144, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, USOF also collected $150,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the six months ended June 30, 2011, USOF incurred total expenses of $5,779,039. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(5,459,895), which is equivalent to an annualized weighted average net income rate of (0.63)% for the six months ended June 30, 2011.

By comparison, for the six months ended June 30, 2010, the actual total return of USOF as measured by changes in its NAV was -12.82%. This was based on an initial NAV of $39.16 on December 31, 2009 and an ending NAV as of June 30, 2010 of $34.14. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Oil Futures Contract, USOF would have had an estimated NAV of $34.27 as of June 30, 2010, for a total return over the relevant time period of -12.49%. The difference between the actual NAV total return of USOF of -12.82% and the expected total return based on the Benchmark Oil Futures Contract of -12.49% was an error over the time period of -0.33%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USOF received dividend and interest income of $313,863, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, USOF also collected $108,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual return. During the six months ended June 30, 2010, USOF incurred total expenses of $7,045,691. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(6,623,828), which is equivalent to an annualized weighted average net income rate of (0.67)% for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash and cash equivalents. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2011, USOF earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.12% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.64)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil Interests in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2011, USOF did not hold any Other Oil Interests. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil Interests which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
2001-2011
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
1/1/2001
5/1/2001
9/1/2001
1/1/2002
5/1/2002
9/1/2002
1/1/2003
5/1/2003
9/1/2003
1/1/2004
5/1/2004
9/1/2004
1/1/2005
5/1/2005
9/1/2005
1/1/2006
5/1/2006
9/1/2006
1/1/2007
5/1/2007
9/1/2007
1/1/2008
5/1/2008
9/1/2008
1/1/2009
5/1/2009
9/1/2009
1/1/2010
5/1/2010
9/1/2010
1/1/2011
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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and has seen periods of contango during the six months ended June 30, 2011.

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

Crude Oil Market. During the six months ended June 30, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the second quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but did not have a lasting impact on the price of crude oil as of June 30, 2011. Crude oil prices finished the second quarter of 2011 approximately 4.42% higher than at the beginning of the year, as the global economy continues to adjust slower than anticipated to periods of slower recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between June 30, 2001 and June 30, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix June 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.328	0.968	0.189	0.204	0.041	0.208
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.294	-0.254	-0.131	0.104	-0.161
Global Equities (FTSE World Index)			1.000	0.248	0.288	0.095	0.296
Unleaded Gasoline				1.000	0.728	0.308	0.728
Heating Oil					1.000	0.507	0.812
Natural Gas						1.000	0.389
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2011, crude oil continued to have a moderate positive correlation with global equities. However, crude oil had a positive, but weaker, correlation with the movements of unleaded gasoline, heating oil and natural gas compared to what it had displayed over the ten-year period ended June 30, 2011. Notably, the correlation between crude oil and both large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended June 30, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period, potentially due to the recent upturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended June 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.444	0.985	0.632	0.829	0.356	0.751
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.400	-0.469	-0.534	-0.197	-0.544
Global Equities (FTSE World Index)			1.000	0.613	0.795	0.350	0.275
Unleaded Gasoline				1.000	0.862	0.593	0.264
Heating Oil					1.000	0.457	0.271
Natural Gas						1.000	0.217
Crude Oil							1.000

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil Interests. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in USOF’s account at its custodian bank. Income received from USOF’s money market funds is paid to USOF. In prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USOF’s expenses. However, during the six months ended June 30, 2011, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2011, USOF was forced to use other assets to pay cash expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2011, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil Interests it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the six months ended June 30, 2011, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2011, USOF had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,579,528,256. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, USOF has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of June 30, 2011, USOF’s portfolio consisted of 9,104 Crude Oil Futures CL August 2011 Contracts traded on the NYMEX and 6,000 WTI Crude Oil Futures August 2011 Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Oil Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USOF may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Oil Futures Contracts traded on the NYMEX and the prices of other Oil Futures Contracts in which USOF may invest.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011, except for the addition of the risk factor set forth below.

USOF would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington DC regarding passing an economic budget have drawn concern regarding the United States Government’s ability to pay its obligations to holders of Treasury Securities. If USOF is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, USOF would be negatively impacted. In addition, USOF might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

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

Date: August 9, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2011