Form 10-K
period 2011-12-31
United States Oil Fund, LP
filed 2012-02-29
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2011 was: $1,433,740,000.

The registrant had 37,700,000 outstanding units as of February 24, 2012.

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

The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USCF does not intend to operate USOF in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF’s units began trading on April 10, 2006. USCF is the general partner of USOF and is responsible for the management of USOF.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Metals Index Fund (“USMI”) and the United States Agriculture Index Fund (“USAG”). USNG, US12OF, UGA, USHO, USSO, US12NG, USBO, USCI and CPER are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USOF may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each of which is a series of the United States Commodity Funds Trust I. USSF, UNGD, USGO, USABF are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USOF. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USOF Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The net assets of USOF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USOF to invest in Other Oil-Related Investments include those allowing USOF to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USOF invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USOF are available on USOF’s website at www.unitedstatesoilfund.com.

The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. USCF does not intend to operate USOF in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USOF may invest in interests other than the Benchmark Oil Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business - What are Oil Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Oil Futures Contract regardless of whether the price goes up or goes down. USOF’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USOF’s units for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USOF involves the risk that the changes in the price of USOF’s units will not accurately track the changes in the Benchmark Oil Futures Contract, and that changes in the Benchmark Oil Futures Contract will not closely correlate with changes in the spot prices of light, sweet crude oil.

The Benchmark Oil Futures Contract is changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Oil Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Oil Futures Contract is based on a combination of the near month contract and the next month contract as follows: (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract, (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract. On day 4, the Benchmark Oil Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Oil Futures Contract until the beginning of the following month’s change in the Benchmark Oil Futures Contract over a four-day period.

On each day during the four-day period, USCF anticipates it will “roll” USOF’s positions in Oil Interests by closing, or selling, a percentage of USOF’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflect the change in the Benchmark Oil Futures Contract.

The anticipated dates that the monthly four-day roll period will commence are posted on USOF’s website at www.unitedstatesoilfund.com, and are subject to change without notice.

USOF’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each oil interest, the specific types of Other Oil-Related Investments and characteristics of such Other Oil-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in USOF’s portfolio. USOF’s website is publicly accessible at no charge. USOF’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USOF may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USOF. The NYSE Arca publishes an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Benchmark Oil Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of the day.

While USOF issues units only in Creation Baskets, units are listed on the NYSE Arca and investors may purchase and sell units at market prices like any listed security.

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

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms in USOF’s per unit NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the per unit NAV of USOF. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of the underlying crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USOF’s units traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil. For performance data relating to USOF’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USOF’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place USOF’s trades in Oil Futures Contracts and Other Oil-Related Investments and otherwise manage USOF’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in USOF’s per unit NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USOF calculates its per unit NAV; and

•	B is the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in USOF’s unit price on the NYSE Arca to closely track the daily changes in USOF’s per unit NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between USOF’s per unit NAV and the Benchmark Oil Futures Contract, will be that the daily changes in the price of USOF’s units on the NYSE Arca will closely track, in percentage terms, the changes in the spot price of a barrel of light, sweet crude oil, less USOF’s expenses. For performance data relating to USOF’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USOF’s Benchmark” in this annual report on Form 10-K.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USOF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USOF’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USOF invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and swaps, including swaps in the over-the-counter market. If USOF is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Oil Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USOF’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USOF’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USOF to invest in Other Oil-Related Investments include those allowing USOF to obtain greater liquidity or to execute transactions with more favorable pricing. But see “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USOF’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest USOF’s assets in the Oil Futures Contract having an aggregate notional amount exactly equal to USOF’s NAV. For example, as standardized contracts, the Oil Futures Contracts are for a specified amount of a particular commodity, and USOF’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USOF may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Oil Futures Contract.

USOF anticipates that to the extent it invests in Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

USCF does not anticipate letting USOF’s Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Oil Futures Contract or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USOF may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The NYMEX contract provides for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a West Texas Intermediate (“WTI”) crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash-settled against the prevailing market price for Heating Oil delivered to the New York Harbor.

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

Natural Gas. Natural gas accounts for almost a quarter of U.S. energy consumption. The natural gas futures contract listed and traded on the NYMEX trades in units of 10,000 million British thermal units and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. The price of natural gas has historically been volatile.

What are Oil Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy a commodity such as crude oil from the other party at a later date at a price and quantity agreed-upon when the contract is made. Oil Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Oil Futures Contract is traded on the NYMEX in units of 1,000 barrels. Oil Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Additional risks of investing in Oil Futures Contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USOF is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. If USOF and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX will monitor such exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USOF and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. As of December 31, 2011, USOF and the Related Public Funds held a net of 11,177 NYMEX Crude Oil Futures CL contracts, 0 NYMEX Crude Oil Financial Futures WS contracts, 2,000 ICE WTI Crude Oil Futures contracts, 579 ICE Brent Crude Oil Futures CO contracts and short positions in 110 NYMEX Crude Oil Futures CL contracts.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

Price Volatility. The price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day. Because USOF invests a significant portion of its assets in Oil Futures Contracts, the assets of USOF, and therefore the prices of USOF units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USOF’s futures positions have declined in value, USOF may be required to post “variation margin” to cover this decline. Alternatively, if USOF’s futures positions have increased in value, this increase will be credited to USOF’s account.

Why Does USOF Purchase and Sell Oil Futures Contracts?

USOF’s investment objective is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Benchmark Oil Futures Contract, less USOF’s expenses. USOF invests primarily in Oil Futures Contracts. USOF seeks to have its aggregate NAV approximate at all times the aggregate market value of the Oil Futures Contracts (or Other Oil-Related Investments) it holds.

In connection with investing in Oil Futures Contracts and Other Oil-Related Investments, USOF holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USOF’s positions in Oil Futures Contracts and Other Oil-Related Investments. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USOF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USOF would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USOF’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries and cash it posts with the futures commission merchant for the Oil Futures Contracts it owns, USOF may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. USOF earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or futures commission merchant. USOF anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USOF reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USOF reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of USOF?

Liquidity

USOF invests only in Oil Futures Contracts and Other Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and Other Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of USOF.

Spot Commodities

While the crude Oil Futures Contracts traded on the NYMEX can be physically settled, USOF does not intend to take or make physical delivery. USOF may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

Leverage

USCF endeavors to have the value of USOF’s Treasuries, cash and cash equivalents, whether held by USOF or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage USOF’s assets, it is not prohibited from doing so under the LP Agreement.

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

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, USOF will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

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

Who are the Service Providers?

In its capacity as the Custodian for USOF, BBH&Co. holds USOF’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for USOF, BBH&Co. performs certain administrative and accounting services for USOF and prepares certain SEC, NFA and CFTC reports on behalf of USOF. USCF pays BBH&Co.’s fees for these services.

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

USOF also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for USOF. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is USOF’s futures commission merchant. USOF and UBS have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Interests that may be purchased or sold by or through UBS Securities for USOF’s account. USOF pays UBS Securities’ commissions for executing and clearing trades on behalf of USOF.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USOF. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On April 29, 2010, the CFTC issued an order with respect to UBS Securities LLC and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker allegedly aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. The fine has been paid and the matter is now closed.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statues. On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General all brought actions against UBS and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS paid penalties of $75M to NYAG and an additional $75M to be apportioned among the participating NASAA states. In March 2010, UBS and NASAA agreed on final settlement terms, pursuant to which, UBS agreed to provide client liquidity up to an additional $200 million.

The Jerome F. Sheldon Trust, et al. v. UBS Securities LLC, et al. is one of a series of consolidated actions filed beginning in 2008 in the Superior Court of California, County of San Francisco relating to Solidus Networks, Inc., d/b/a Pay by Touch (“PBT”), for which UBS served as a placement agent in several offerings by PBT securities. Plaintiffs in the consolidated actions allege, among other things, that UBS and executives of PBT misrepresented the financial condition of PBT and failed to disclose certain legal difficulties of John Rogers (the initial founder and CEO of PBT) including alleged drug use. Plaintiffs’ complaint asserts that these alleged misrepresentations and omissions constituted fraud against certain investors in PBT and violated provisions of California securities law. Plaintiff claims $95 million in damages, plus interest and punitive damages. Trial is scheduled to begin the week of November 21, 2011.

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS also paid a $100,000 fine.

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

Currently, USCF does not employ commodity trading advisors for trading of USOF contracts. USCF currently does, however, employ a trading advisor for USCI and CPER, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USOF, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USOF

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USOF’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USOF’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	$425,000 per annum plus an incentive fee as follows: 0.0% on USOF’s assets from $0-500 million; 0.04% on USOF’s assets from $500 million-$4 billion; and 0.03% on USOF’s assets in excess of $4 billion.

(1)	USCF pays this compensation.
(2)

The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

USOF is contractually obligated to pay USCF a management fee based on 0.45% per annum on its average net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USOF’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USOF and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USOF
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USOF pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USOF is responsible for its pro rata share of the assets held by USOF and the Related Public Funds, other than USBO, USCI, CPER, USMI and USAG.

Expenses Paid or Accrued by USOF through December 31, 2011 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$36,236,784
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$10,617,642
Other Amounts Paid or Accrued(5):	$12,340,873
Total Expenses Paid or Accrued:	$59,195,299

(5)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOF through December 31, 2011 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.46% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(6):	0.16% annualized
Total Expenses Paid or Accrued:	0.75% annualized

(6)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $1.2 million for the fiscal year ended December 31, 2011. In addition, USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for USOF and the Related Public Funds, and USOF’s portion of such fees and expenses was $229,954.

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

DTC. DTC has advised USOF as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating per unit NAV

USOF’s per unit NAV is calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding units.

The Administrator calculates the per unit NAV of USOF once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USOF investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., USOF and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USOF in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to USOF for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per unit NAV of USOF as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contracts on the NYMEX. The prices reported for those Oil Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per unit NAV, because the per unit NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USOF’s investments.

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

In addition, other Oil Futures Contracts, Other Oil-Related Investments and Treasuries held by USOF are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s per unit NAV and moves up and down solely according to changes in the price of the Benchmark Oil Futures Contract.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USOF. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USOF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers will pay a transaction fee of $1,000 to USOF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or USCF, and no such person will have any obligation or responsibility to USCF or USOF to effect any sale or resale of units. As of December 31, 2011, 20 Authorized Purchasers had entered into agreements with USCF on behalf of USOF. During the year ended December 31, 2011, USOF issued 1,383 Creation Baskets and redeemed 1,551 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy crude oil or sell crude oil or Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Oil Interests, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USOF for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USOF’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

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

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USOF’s per unit NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to USOF at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USOF, the limited partners or its unitholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USOF, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USOF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to USOF’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USOF for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USOF’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

Determination of Redemption Distribution

The redemption distribution from USOF consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of USOF (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USOF’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Creation and Redemption Transaction Fee

To compensate USOF for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USOF of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and USOF if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USOF at the time the Authorized Purchaser purchased the Creation Baskets and the per unit NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between USOF’s per unit NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or USCF, and no such person has any obligation or responsibility to USCF or USOF to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their per unit NAV. The amount of the discount or premium in the trading price relative to the per unit NAV may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Investments

USCF causes USOF to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USOF’s assets in Oil Futures Contracts and Other Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USOF purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USOF is required to deposit 5% to 30% with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Oil Interests will generally impose similar collateral requirements on USOF. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the futures commission merchant or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Oil Interests based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Oil Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under an Oil Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Oil Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USOF’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USOF will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USOF’s benefit.

A futures commission merchant, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USOF to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USOF posted as margin for Oil Futures Contracts are held in segregated accounts pursuant to the Commodity Exchange Act and CFTC regulations.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of units of USOF, as well as units of each of the Related Public Funds, is registered under the Securities Act. USOF and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the Securities and Exchange Commission (the “SEC”). Firms’ participation in the distribution of units are regulated as described above, as well as by the self regulatory association, FINRA.

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

To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party. While recently adopted laws and regulations may require certain forward contracts to be cleared through regulated clearing organizations, absent such clearing organizations, USOF’s trading in forward contracts will be exposed to the creditworthiness of the counterparties on the other side of the trade.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, USOF or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants unitholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Unitholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

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

On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011, but the actual implementation of some of the provisions is subject to continuing uncertainty because implementing rules and regulations have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USOF are discussed below.

Futures Contracts and Position Limits

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

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Oil Futures Contracts and options on Oil Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds.

Although the regulations are effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

On December 2, 2011, the Securities Industry and Financial Markets Association (“SIFMA”) and the International Swaps and Derivatives Association (“ISDA”) filed a lawsuit challenging the CFTC’s position limits rule. The lawsuit asserts that the position limits rule inadequately fulfills the required cost-benefit analysis. It is not known at this time what effect this lawsuit will have on the implementation of the new position limits rule.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USOF to achieve its investment objective. However, as of the filing of this annual report on Form 10-K, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USOF.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USOF is authorized to engage in that may ultimately impact the ability of USOF to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this annual report on Form 10-K.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations”). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On July 25, 2011, the CFTC adopted final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USOF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On January 11, 2012, the CFTC adopted a rule requiring futures commission merchants and derivative clearing organizations to segregate customer collateral supporting cleared swaps. This rule is scheduled to become effective on November 8, 2012. USOF does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties. This extension of credit is generally secured by transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, and UNITED STATES OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3447665) for “fund investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since April 10, 2006. USOF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USOF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference. Now, much of that spare reserve capacity has been absorbed by increased demand. The current global economic downturn, however, has led to a decrease in the demand for oil that lasted through 2009 and a corresponding increase in spare capacities. According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by 2 million barrels a day in 2012, to a total global consumption of 90 million barrels per day, up from 88 million barrels per day in 2011.

Daily changes in USOF’s per unit NAV may not correlate with daily changes in the price of the Benchmark Oil Futures Contract. If this were to occur, investors may not be able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USCF endeavors to invest USOF’s assets as fully as possible in short-term Oil Futures Contracts and Other Oil-Related Investments so that the daily changes in percentage terms of the per unit NAV closely correlate with the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. However, daily changes in USOF’s per unit NAV may not correlate with the daily changes in the price of the Benchmark Oil Futures Contract for several reasons as set forth below:

•

USOF (i) may not be able to buy/sell the exact amount of Oil Futures Contracts and Other Oil-Related Investments to have a perfect correlation with the per unit NAV; (ii) may not always be able to buy and sell Oil Futures Contracts or Other Oil-Related Investments at the market price; and (iii) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

•

Short-term supply and demand for light, sweet crude oil may cause the changes in the market price of the Benchmark Oil Futures Contract to vary from the changes in USOF’s per unit NAV if USOF has fully invested in Oil Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Oil Futures Contracts that do reflect such supply and demand.

•

USOF sells and buys only as many Oil Futures Contracts and Other Oil-Related Investments that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Oil Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, provide rates of return that vary from changes in the price of the Benchmark Oil Futures Contract.

•

In addition, because USOF incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest USOF’s assets in Oil Futures Contracts or Other Oil-Related Investments and there cannot be perfect correlation between changes in USOF’s per unit NAV and changes in the price of the Benchmark Oil Futures Contract.

•

As USOF grows, there may be more or less correlation. For example, if USOF only has enough money to buy three Oil Futures Contracts and it needs to buy four contracts to track the price of oil then the correlation will be lower, but if it buys 20,000 Oil Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, USOF may be limited in its ability to purchase the Benchmark Oil Futures Contract or other Oil Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that USOF invests in these other Oil Futures Contracts or Other Oil-Related Investments, the correlation with the Benchmark Oil Futures Contract may be lower. If USOF is required to invest in other Oil Futures Contracts and Other Oil-Related Investments that are less correlated with the Benchmark Oil Futures Contract, USOF would likely invest in over-the-counter contracts to increase the level of correlation of USOF’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•

USOF may not be able to buy the exact number of Oil Futures Contracts and Other Oil-Related Investments to have a perfect correlation with the Benchmark Oil Futures Contract if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USOF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USOF receives $4,679,000 for the sale of a Creation Basket and assume that the price of an Oil Futures Contract for light, sweet crude oil is $46,800, then USOF could only invest in 99 Oil Futures Contracts with an aggregate value of $4,633,200). USOF would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, USOF may not be able to purchase these investments at the last reported price.

If daily changes in USOF’s per unit NAV do not correlate with daily changes in the price of the Benchmark Oil Futures Contract, then investing in USOF may not be an effective way to hedge against oil-related losses or indirectly invest in oil.

The Benchmark Oil Futures Contract may not correlate with the spot price of light, sweet crude oil and this could cause changes in the price of the units to substantially vary from the changes in the spot price of light, sweet crude oil. If this were to occur, then investors may not be able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil. In addition, the price relationship between the near month contract and the next month contract that compose the Benchmark Oil Futures Contract will vary and may impact both the total return over time of USOF’s NAV, as well as the degree to which its total return tracks other crude oil price indices’ total returns.

When using the Benchmark Oil Futures Contract as a strategy to track the spot price of light, sweet crude oil, at best the correlation between changes in prices of such Oil Interests and the spot price of crude oil can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for such Oil Interests and technical influences in oil futures trading. If there is a weak correlation between the Oil Interests and the spot price of light, sweet crude oil, then even in situations where there is also tracking among the price of units, the per unit NAV of such units and Oil Interests, the price of units may not accurately track the spot price of light, sweet crude oil and investors may not be able to effectively use USOF as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in crude oil.

Backwardation and contango may increase USOF’s tracking error and/or negatively impact total return.

The design of USOF’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Oil Futures Contract would tend to track higher. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Oil Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may lead the total return of USOF’s per unit NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling oil prices, this could have a significant negative impact on USOF’s per unit NAV and total return. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

USOF may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USOF is required to sell Treasuries at a price lower than the price at which they were acquired, USOF will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation among the price of units, the per unit NAV of units, the price of the Benchmark Oil Futures Contract and Other Oil-Related Investments, and the spot price of light, sweet crude oil.

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

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USOF has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Oil Futures Contracts that USCF will acquire or enter into for USOF increases the risk of illiquidity. The Other Oil-Related Investments that USOF invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Oil Futures Contracts and Other Oil-Related Investments may be illiquid, USOF’s Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgers in the market, USOF might have to reinvest at higher futures prices or choose Other Oil-Related Investments.

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

While it is not the current intention of USOF to take physical delivery of crude oil under any of its Oil Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing crude oil could result in costs and other liabilities that could impact the value of Oil Futures Contracts or Other Oil-Related Investments. Storage costs include the time value of money invested in crude oil as a physical commodity plus the actual costs of storing the crude oil less any benefits from ownership of crude oil that are not obtained by the holder of a futures contract. In general, Oil Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for crude oil while USOF holds Oil Futures Contracts or Other Oil-Related Investments, the value of the Oil Futures Contracts or Other Oil-Related Investments, and therefore USOF’s NAV, may change as well.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in USOF or the ability of USOF to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USOF is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USOF, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

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

Historically, Oil Futures Contracts and Other Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, USOF’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, USOF may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USOF at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USOF’s investments to greater volatility than investments in traditional securities.

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

In managing and directing the day-to-day activities and affairs of USOF, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USOF. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and USABF, each a series of the United States Commodity Funds Trust I. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USOF and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on USOF and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

Additionally, on October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures contracts including Oil Futures Contracts and options on Oil Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC also adopted aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. For a more detailed discussion of the position limits to be imposed by the CFTC under the Dodd-Frank Act and the potential impacts thereof on USOF, please see “Item 1. Business – What are Oil Futures Contracts?” and “—Regulation” in this annual report on Form 10-K.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract. This may in turn prevent investors from being able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USOF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments. If USOF encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on the ICE Futures or other exchanges that trade listed crude oil futures. The Oil Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Oil Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

To the extent that USCF uses spreads and straddles as part of its trading strategy, there is the risk that the per unit NAV may not closely track the changes in the Benchmark Oil Futures Contract.

If USCF were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact USOF’s tracking error. This could affect USOF’s investment objective of having its per unit NAV closely track the changes in the Benchmark Oil Futures Contract. Additionally, a loss on a spread position would negatively impact USOF’s absolute return. For a more detailed discussion regarding spreads and straddles, please see “Item 1. Business – Spreads and Straddles” in this annual report on Form 10-K.

USOF and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

USOF and USCF may have inherent conflicts to the extent USCF attempts to maintain USOF’s asset size in order to preserve its fee income and this may not always be consistent with USOF’s objective of having the value of its units’ per unit NAV track the changes in the Benchmark Oil Futures Contract. USCF’s officers, directors and employees do not devote their time exclusively to USOF. These persons are directors, officers or employees of other entities that may compete with USOF for their services. They could have a conflict between their responsibilities to USOF and to those other entities.

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

USCF serves as the general partner to each of USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO and the sponsor for USCI and CPER, and will serve as the sponsor for USMI, USAG, USSF, UNGD, USGO and USABF if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for USOF may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USOF’s. If USCF believes that a trading decision it made on behalf of USOF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USOF, which could either impede or improve the opportunity for USOF to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

Unitholders may only vote on the removal of USCF and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of USOF and do not control USCF so they will not have influence over basic matters that affect USOF. In addition, USOF could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

Limited partners will have limited voting rights with respect to USOF’s affairs. Unitholders must apply to become limited partners, and unitholders that have not applied to become limited partners have no voting rights, other than to remove USCF as the general partner of USOF. Even then, unitholders may remove USCF only if 66 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of USOF or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of USCF to manage USOF’s affairs.

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

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

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

USOF pays brokerage charges of approximately 0.10% of average total net assets based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.45% of NAV on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USOF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The clearing arrangements between the clearing brokers and USOF generally are terminable by the clearing brokers once the clearing broker has given USOF notice. Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if USOF intends to continue trading in Oil Futures Contracts or Other Oil-Related Investments at its present level of capacity. The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

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

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if USOF is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USOF would be negatively impacted. In addition, USOF might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USOF’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USOF’s investment objective.

The failure or bankruptcy of a clearing broker or USOF’s Custodian could result in a substantial loss of USOF’s assets and could impair USOF in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USOF, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of USOF’s assets posted with the clearing broker; though the majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. USOF also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent USOF’s clearing broker is required to post USOF’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If USOF’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by USOF and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

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

In addition, the majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of USOF’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of USOF’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USOF’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for USOF’s business method and has registered its trademarks. USOF does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of USOF’s proprietary software and other technology could also adversely affect its competitive advantage. USOF may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from USOF, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

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

Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and USOF’s reputations, increased operational expenses and diversion of technical resources. Any failure, inaccuracy or delay in implementing any of the formulas or systems, including implementing upgrades and compatibility with the computer systems of third parties, and executing USOF’s transactions could impair its ability to achieve USOF’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt USOF’s trading activity and materially affect USOF’s profitability.

The operations of USOF, the exchanges, brokers and counterparties with which USOF does business, and the markets in which USOF does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global anti-terrorism initiatives, political unrest in the Middle East and Southeast Asia, as well as political hostility towards the United States, continue to fuel this concern.

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

Movements in the price of crude oil may be the result of factors outside of USCF’s control and may not be anticipated by USCF. Among the factors that can cause volatility in the price of crude oil are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply and inventories of oil and gas;

•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;

•	availability and adequacy of pipeline and other transportation facilities;

•	availability of storage facilities;

•	domestic and foreign governmental regulations and taxes;

•	political conditions in gas or oil producing regions;

•	technological advances relating to energy usage or relating to technology for exploration, production, refining and petrochemical manufacturing;

•	the ability of members of OPEC to agree upon and maintain oil prices and production levels;

•	the price and availability of alternative fuels;

•	the impact of energy conservation efforts; and

•	the impact of environmental and other governmental regulations.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of USOF’s assets may be used to trade over-the-counter Oil Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USOF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact USOF’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing over-the-counter derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such over-the-counter derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating over-the-counter contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding over-the-counter derivatives transaction.

Risk of Trading in International Markets

Trading in international markets could expose USOF to credit and regulatory risk.

USOF invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of USOF’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. The CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USOF, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USOF has less legal and regulatory protection than it does when it trades domestically.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USOF’s units have traded on the NYSE Arca under the symbol “USO” since November 25, 2008. Prior to trading on the NYSE Arca, USOF’s units traded on the AMEX under the symbol “USO” since its initial public offering on April 10, 2006. The following table sets forth the range of reported high and low sales prices of the units as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2011
First quarter	$42.60	$35.39
Second quarter	$45.15	$35.64
Third quarter	$38.93	$30.49
Fourth quarter	$39.34	$29.74

Fiscal year 2010
First quarter	$40.97	$35.09
Second quarter	$42.07	$31.85
Third quarter	$36.91	$31.77
Fourth quarter	$39.00	$34.62

As of December 31, 2011, USOF had approximately 158,586 holders of units.

Dividends

USOF has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USOF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USOF redeemed 1,551 baskets (comprising 155,100,000 units) during the year ended December 31, 2011.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2011, 2010, 2009, 2008 and 2007)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Total assets	$1,174,394	$1,822,041	$2,580,081	$2,571,491	$485,817
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$149,755	$68,268	$661,220	$(863,389)	$254,426
Net income (loss)	$142,026	$58,601	$649,379	$(855,496)	$284,416
Weighted-average limited partnership units	39,764,384	52,890,959	78,901,918	13,549,727	13,730,137
Net income (loss) per unit	$(0.90)	$(0.19)	$4.85	$(41.51)	$23.95
Net income (loss) per weighted average unit	$3.57	$1.11	$8.23	$(63.14)	$20.71
Cash and cash equivalents at end of year	$838,609	$1,522,955	$2,072,425	$1,025,376	$354,816

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that changes in its per unit NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USOF are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2011 and exhibited moderate daily swings along with an uneven downward trend between January 2011 and February 2011, an upward trend from March 2011 to May 2011 and finishing the year with a sharp downward trend. The price of the Benchmark Oil Futures Contract started the year at $91.38 per barrel. The low of the year was on October 4, 2011, when the price dropped to $75.67 per barrel. The high of the year was on April 29, 2011, when the price reached $113.93 per barrel. The year ended with the Benchmark Oil Futures Contract at $98.83 per barrel, up approximately 8.15% over the year. USOF’s per unit NAV began the year at $38.97 and ended the year at $38.07 on December 31, 2011, a decrease of approximately 2.31% over the year. USOF’s per unit NAV reached its high for the year on April 29, 2011 at $45.25 and reached its low for the year on October 4, 2011 at $29.29. The Benchmark Oil Futures Contract prices listed above began with the February 2011 contract and ended with the February 2012 contract. The return of approximately 8.15% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below, in the section titled “Tracking USOF’s Benchmark.”

During the year ended December 31, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the NAV

The NAV of USOF’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of December 31, 2011, USOF had issued 699,100,000 units, 29,100,000 of which were outstanding. As of December 31, 2011, there were 927,900,000 units registered but not yet issued.

More units may have been issued by USOF than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USOF cannot be resold by USOF. As a result, USOF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2011 Compared to the Years Ended December 31, 2010 and 2009

As of December 31, 2011, the total unrealized loss on Oil Futures Contracts owned or held on that day was $6,472,310 and USOF established cash deposits and investments in Treasuries and money market funds that were equal to $1,142,274,720. USOF held 73.42% of its cash assets in overnight deposits and money market funds at the Custodian, while 26.58% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2011 was $38.07.

By comparison, as of December 31, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $43,960,340 and USOF established cash deposits and investments in money market funds that were equal to $1,777,458,702. USOF held 85.68% of its cash assets in overnight deposits and money market funds at the Custodian, while 14.32% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for December 31, 2011, as compared to December 31, 2010, was the result of USOF’s greater size in the prior period as measured by total net assets. The ending per unit NAV on December 31, 2010 was $38.97. The decrease in the per unit NAV for December 31, 2011, as compared to December 31, 2010 was primarily due to crude Oil Futures Contracts being in a state of contango between the year ended December 31, 2010 and the year ended December 31, 2011.

By comparison, as of December 31, 2009, the total unrealized gain on Oil Futures Contracts owned or held on that day was $184,278,050 and USOF established cash deposits and investments in money market funds that were equal to $2,395,095,731. USOF held 86.53% of its cash assets in overnight deposits and money market funds at the Custodian, while 13.47% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for December 31, 2010, as compared to December 31, 2009, was the result of USOF’s greater size in the prior period as measured by total net assets. The ending per unit NAV on December 31, 2009 was $39.16. The decrease in the per unit NAV for December 31, 2010, as compared to December 31, 2009 was primarily due to crude Oil Futures Contracts being in a state of contango between the year ended December 31, 2009 and the year ended December 31, 2010.

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

During the year ended December 31, 2011, the average daily total net assets of USOF were $1,502,467,409. The management fee incurred by USOF during the year amounted to $6,761,103. By comparison, during the year ended December 31, 2010, the average daily total net assets of USOF were $1,918,589,666. The management fee paid by USOF during the year amounted to $8,633,654. By comparison, during the year ended December 31, 2009, the average daily total net assets of USOF were $2,600,159,060. The management fee paid by USOF during the year amounted to $11,700,716.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2011 was $3,042,965, as compared to $3,985,179 for the year ended December 31, 2010 and $8,656,679 for the year ended December 31, 2009. The decrease in expenses for the year ended December 31, 2011, as compared to the years ended December 31, 2010 and 2009 was primarily due to the relative size of USOF and activity that resulted from its decreased size, including reduced costs associated with the registration and the offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the year ended December 31, 2011. For the year ended December 31, 2011, USOF incurred $47,450 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the years ended December 31, 2010 and 2009, USOF incurred $57,390 and $1,230,850, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USOF for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to a faster amortization of prepaid registration costs, which were matched to the faster rate of unit creations during the year ended December 31, 2011. The decrease in registration fees and expenses incurred by USOF for the year ended December 31, 2010, as compared to the year ended December 31, 2009 was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of unit creations during the year ended December 31, 2010.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 amounted to a total of $607,582 for USOF and the Related Public Funds, and USOF’s portion of such fees and expenses was $229,954. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for USOF and the Related Public Funds, except USCI, USAG, CPER and USMI, and USOF’s portion of such fees and expenses was $413,042. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USOF and the Related Public Funds, except USCI, USAG, CPER and USMI. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for USOF and the Related Public Funds, except USCI, USAG, CPER and USMI, and USOF’s portion of such fees and expenses was $254,952. The increase in directors’ fees and expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009 was primarily due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, USCF obtained directors’ and officers’ liability insurance covering all of the directors and officers of USCF. Previously, USCF did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USOF also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USOF, and the Related Public Funds, except USCI, USAG, CPER and USMI.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the year ended December 31, 2011, total commissions paid to brokers amounted to $1,529,433. By comparison, during the years ended December 31, 2010 and 2009, total commissions paid to brokers amounted to $1,928,711 and $3,888,197, respectively. The decrease in the total commissions paid to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of Oil Futures Contracts being held and traded as a result of the decrease in USOF’s total net assets and the increase in the price of Oil Futures Contracts during the year ended December 31, 2011. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of brokerage commissions. The decrease in the total commissions paid to brokers for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily a function of decreased brokerage fees due to a lower number of Oil Futures Contracts being held and traded as a result of the decrease in USOF’s total net assets, the decrease in the price of Oil Futures Contracts and the decrease in redemptions and creations of units during the year ended December 31, 2010. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2011 represents approximately 0.10% of average total net assets. By comparison, the figure for the year ended December 31, 2010 represented approximately 0.10% of average total net assets and the figure for the year ended December 31, 2009 represented approximately 0.15% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1.2 million for the year ended December 31, 2011.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2011, USOF earned $265,966 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2010 and 2009, USOF earned $827,051 and $4,258,654, respectively, in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.04% and 0.16%, respectively. USOF did not purchase Treasuries during the years ended December 31, 2010 or 2009 and held only cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2011 compared to the years ended December 31, 2010 and 2009. As a result, the amount of income earned by USOF as a percentage of average total net assets was lower during the year ended December 31, 2011 compared to the years ended December 31, 2010 and 2009.

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010 and 2009

Portfolio Expenses. During the three months ended December 31, 2011, the average daily total net assets of USOF were $1,189,180,447. The management fee incurred by USOF during the period amounted to $1,348,823.

By comparison, during the three months ended December 31, 2010, the average daily total net assets of USOF were $1,797,344,194. The management fee paid by USOF during the period amounted to $2,038,632. By comparison, during the three months ended December 31, 2009, the average daily total net assets of USOF were $2,261,837,125. The management fee paid by USOF during the period amounted to $2,565,481.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2011 was $631,286, as compared to $655,814 for the three months ended December 31, 2010 and $1,643,476 for the three months ended December 31, 2009. The decrease in expenses for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 and December 31, 2009 was primarily due to the relative size of USOF and activity that resulted from its decreased size, including reduced costs associated with the registration and the offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the three months ended December 31, 2011. For the three months ended December 31, 2011, USOF incurred $11,960 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended December 31, 2010 and 2009, USOF incurred $5,520 and $28,250, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to a faster amortization of prepaid registration costs, which were matched to a faster rate of unit creations during the three months ended December 31, 2011. The decrease in registration fees and expenses incurred by USOF for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009 was primarily due to a slower amortization of prepaid registration costs, which were matched to a slower rate of unit creations during the three months ended December 31, 2011.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 amounted to a total of $607,582 for USOF and the Related Public Funds, and USOF’s portion of such fees and expenses was $229,954.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended December 31, 2011, total commissions paid to brokers amounted to $332,407. By comparison, during the three months ended December 31, 2010 and 2009, total commissions paid to brokers amounted to $423,277 and $574,385, respectively. The decrease in the total commissions paid to brokers for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 and 2009, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USOF’s total net assets, the increase in the price of Oil Futures Contracts and the increase in redemptions and creations of units during the three months ended December 31, 2011. The decrease in assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of commissions. As an annualized percentage of average total net assets, the figure for the three months ended December 31, 2011 represents approximately 0.11% of average total net assets. By comparison, the figure for the three months ended December 31, 2010 represented approximately 0.09% of average total net assets and the figure for the three months ended December 31, 2009 represented approximately 0.10% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2011, USOF earned $51,884 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2010 and 2009, USOF earned $219,483 and $299,426, respectively, in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.05% and 0.05%, respectively. USOF did not purchase Treasuries during the three months ended December 31, 2010 or 2009 and held only cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 and 2009. As a result, the amount of income earned by USOF as a percentage of average total net assets was lower during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 and 2009.

Tracking USOF’s Benchmark. USCF seeks to manage USOF’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USOF’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s per unit NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended December 31, 2011, the simple average daily change in the Benchmark Oil Futures Contract was (0.116)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.119)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was (1.126)%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended December 31, 2011. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to December 31, 2011, the simple average daily change in the Benchmark Oil Futures Contract was (0.012)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.009)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.812%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USOF versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOF, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that USOF’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For the year ended December 31, 2011, the actual total return of USOF as measured by changes in its per unit NAV was (2.31)%. This is based on an initial per unit NAV of $38.97 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $38.07. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $38.82 as of December 31, 2011, for a total return over the relevant time period of (1.67)%. The difference between the actual per unit NAV total return of USOF of (2.31)% and the expected total return based on the Benchmark Oil Futures Contract of (1.67)% was an error over the time period of (0.64)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the year ended December 31, 2011, USOF received dividend and interest income of $265,966, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the year ended December 31, 2011, USOF also collected $279,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2011, USOF incurred total expenses of $9,804,068. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(9,259,102), which is equivalent to a weighted average net income rate of (0.62)% for the year ended December 31, 2011.

By comparison, for the year ended December 31, 2010, the actual total return of USOF as measured by changes in its per unit NAV was (0.49)%. This was based on an initial per unit NAV of $39.16 on December 31, 2009 and an ending per unit NAV as of December 31, 2010 of $38.97. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $39.23 as of December 31, 2010, for a total return over the relevant time period of 0.20%. The difference between the actual per unit NAV total return of USOF of (0.49)% and the expected total return based on the Benchmark Oil Futures Contract of 0.20% was an error over the time period of (0.69)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the year ended December 31, 2010, USOF received dividend and interest income of $827,051, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the year ended December 31, 2010, USOF also collected $197,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2010, USOF incurred total expenses of $12,618,833. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(11,594,782), which is equivalent to a weighted average net income rate of (0.60)% for the year ended December 31, 2010.

By comparison, for the year ended December 31, 2009, the actual total return of USOF as measured by changes in its per unit NAV was 14.14%. This was based on an initial per unit NAV of $34.31 on December 31, 2008 and an ending per unit NAV as of December 31, 2009 of $39.16. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $39.18 as of December 31, 2009, for a total return over the relevant time period of 14.21%. The difference between the actual per unit NAV total return of USOF of 14.14% and the expected total return based on the Benchmark Oil Futures Contract of 14.21% was an error over the time period of (0.07)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the year ended December 31, 2009, USOF received dividend and interest income of $4,258,654, which is equivalent to a weighted average income rate of 0.16% for such period. In addition, during the year ended December 31, 2009, USOF also collected $369,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2009, USOF incurred total expenses of $20,357,395. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(15,729,741), which is equivalent to a weighted average net income rate of (0.60)% for the year ended December 31, 2009.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per unit NAV of USOF to either be too high or too low relative to the changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash and cash equivalents. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2011, USOF earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.10% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.63)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2011, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $50 per barrel price above to represent the front month price, the price of the next month contract could be $49 per barrel, that is, 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $50. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $50 per barrel price above to represent the front month price, the price of the next month contract could be $51 per barrel, that is, 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $50. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2002-2011) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 2002 and 2011.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
2002-2011
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
12/31/2001
4/30/2002
8/31/2002
12/31/2002
4/30/2003
8/31/2003
12/31/2003
4/30/2004
8/31/2004
12/31/2004
4/30/2005
8/31/2005
12/31/2005
4/30/2006
8/31/2006
12/31/2006
4/30/2007
8/31/2007
12/31/2007
4/30/2008
8/31/2008
12/31/2008
4/30/2009
8/31/2009
12/31/2009
4/30/2010
8/31/2010
12/31/2010
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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USOF or any Related Public Fund.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%.

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

Crude Oil Market. During the year ended December 31, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during 2011. On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of December 31, 2011. Crude oil prices finished 2011 approximately 8.15% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten year time period between 2002 and 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix December 31, 2002-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(.0337)	0.968	0.189	0.224	0.059	0.269
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.313)	(0.247)	(0.142)	0.038	(0.195)
Global Equities (FTSE World Index)			1.000	0.248	0.302	0.114	0.353
Unleaded Gasoline				1.000	0.717	0.350	0.741
Heating Oil					1.000	0.548	0.836
Natural Gas						1.000	0.437
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended December 31, 2011, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of unleaded gasoline, heating oil, natural gas and global and domestic equities was stronger compared to what it had displayed over the ten-year period ended December 31, 2011. Notably, the correlation between crude oil and both large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended December 31, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended December 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix Year Ended December 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.731)	0.985	0.532	0.754	0.494	0.826
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.725)	(0.423)	(0.543)	(0.331)	(0.617)
Global Equities (FTSE World Index)			1.000	0.594	0.791	0.546	0.800
Unleaded Gasoline				1.000	0.762	0.428	0.680
Heating Oil					1.000	0.604	0.810
Natural Gas						1.000	0.532
Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because USCF endeavors to invest USOF’s assets in Oil Futures Contracts and Other Oil-Related Investments so that daily changes in percentage terms in USOF’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the crude Oil Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Oil Futures Contract will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

USOF currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the net assets is held in USOF’s account at the Custodian and in Treasuries at the futures commission merchant. Income received from USOF’s money market funds is paid to USOF. In 2008 and prior periods, the amount of cash earned by USOF from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USOF’s expenses. However, during the years ended December 31, 2011 and 2010, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2011 and 2010, USOF was forced to use other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2011, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

Since March 23, 2007, USOF has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USOF’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USOF are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USOF will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Oil Futures Contracts and Other Oil-Related Investments, such as forwards, involves USOF entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USOF’s future cash requirements since USOF intends to close out its open positions prior to settlement. As a result, USOF is generally only subject to the risk of loss arising from the change in value of the contracts. USOF considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USOF’s commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should USOF enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USOF could be unlimited.

USOF’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil-Related Investments markets and the relationships among the contracts held by USOF. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USOF enters into Oil Futures Contracts and Other Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USOF in such circumstances.

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s futures commission merchant in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These futures commission merchants are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the year ended December 31, 2011, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2011, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $1,142,274,720. This amount may be subject to loss should the Custodian cease operations.

Off Balance Sheet Financing

As of December 31, 2011, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of December 31, 2011 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USOF’s financial statements and its SEC, NFA and CFTC reports. USCF and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of December 31, 2011, USOF’s portfolio consisted of 9,213 Crude Oil Futures CL February 2012 Contracts traded on the NYMEX and 2,000 WTI Crude Oil Futures February 2012 Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of USOF only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USOF will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the year ended December 31, 2011, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

USOF anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USOF. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USOF’s ability to successfully track the Benchmark Oil Futures Contract.

Item 8.    Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USOF’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2011, USOF’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011, of the Fund and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 29, 2012

United States Oil Fund, LP

Statements of Financial Condition

At December 31, 2011 and 2010

	2011	2010
Assets
Cash and cash equivalents (Note 5)	$838,608,739	$1,522,955,092
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	303,665,981	254,503,610
Unrealized gain (loss) on open commodity futures contracts	(6,472,310)	43,960,340
Receivable for units sold	38,074,230	–
Dividend receivable	10,659	48,785
Interest receivable	202	–
Other assets	506,897	573,506

Total assets	$1,174,394,398	$1,822,041,333

Liabilities and Partners’ Capital
Investment payable	$553	$–
Payable for units redeemed	64,726,191	31,174,128
Professional fees payable	1,137,607	1,347,430
General Partner management fees payable (Note 3)	445,715	698,317
License fees payable	54,699	111,238
Directors’ fees payable	38,412	43,462
Brokerage commissions payable	32,186	59,186
Other liabilities	153	–

Total liabilities	66,435,516	33,433,761

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	–	–
Limited Partners	1,107,958,882	1,788,607,572

Total Partners’ Capital	1,107,958,882	1,788,607,572

Total liabilities and partners’ capital	$1,174,394,398	$1,822,041,333

Limited Partners’ units outstanding	29,100,000	45,900,000

Net asset value per unit	$38.07	$38.97

Market value per unit	$38.11	$39.00

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2011

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures February 2012 contracts, expiring January 2012	2,000	$(2,475,000)	(0.22)

United States Contracts
NYMEX Crude Oil Futures CL February 2012 contracts, expiring January 2012	9,213	(3,997,310)	(0.36)

Total Open Futures Contracts	11,213	$(6,472,310)	(0.58)

	Principal Amount	Market Value

Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$150,390,000	$150,368,444	13.57

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	137,039,864	137,039,864	12.37
Goldman Sachs Financial Square Funds - Government Fund - Class SL	107,748,930	107,748,930	9.73
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	350,914,362	350,914,362	31.67

Total Money Market Funds		595,703,156	53.77

Total Cash Equivalents		$746,071,600	67.34

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2010

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures February 2011 contracts, expiring January 2011	10,000	$22,150,000	1.24

United States Contracts
NYMEX Crude Oil Financial Futures WS February 2011 contracts, expiring January 2011	2,000	4,410,000	0.25
NYMEX Crude Oil Futures CL February 2011 contracts, expiring January 2011	7,574	17,400,340	0.97

	9,574	21,810,340	1.22

Total Open Futures Contracts	19,574	$43,960,340	2.46

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$551,978,057	$551,978,057	30.86
Goldman Sachs Financial Square Funds - Government Fund - Class SL	437,709,387	437,709,387	24.47
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	500,783,071	500,783,071	28.00

Total Cash Equivalents		$1,490,470,515	83.33

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

	Year ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$201,717,550	$210,513,966	$578,446,510
Change in unrealized gain (loss) on open positions	(50,432,650)	(140,317,710)	86,661,950
Dividend income	193,961	777,411	4,035,182
Interest income	72,005	49,640	223,472
Other income	279,000	197,000	369,000

Total income	151,829,866	71,220,307	669,736,114

Expenses
General Partner management fees (Note 3)	6,761,103	8,633,654	11,700,716
Brokerage commissions	1,529,433	1,928,711	3,888,197
Professional fees	881,228	1,127,427	2,658,818
License fees	353,950	457,809	623,062
Directors’ fees	120,905	350,085	164,984
Registration fees	47,450	57,390	1,230,850
Other expenses	109,999	63,757	90,768

Total expenses	9,804,068	12,618,833	20,357,395

Net income	$142,025,798	$58,601,474	$649,378,719

Net income (loss) per limited partnership unit	$(0.90)	$(0.19)	$4.85

Net income per weighted average limited partnership unit	$3.57	$1.11	$8.23

Weighted average limited partnership units outstanding	39,764,384	52,890,959	78,901,918

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$–	$2,569,623,931	$2,569,623,931
Addition of 182,900,000 partnership units	–	5,679,117,242	5,679,117,242
Redemption of 194,700,000 partnership units	–	(6,426,867,075)	(6,426,867,075)
Net income	–	649,378,719	649,378,719

Balances, at December 31, 2009	–	2,471,252,817	2,471,252,817
Addition of 85,600,000 partnership units	–	3,047,157,141	3,047,157,141
Redemption of 102,800,000 partnership units	–	(3,788,403,860)	(3,788,403,860)
Net income	–	58,601,474	58,601,474

Balances, at December 31, 2010	–	1,788,607,572	1,788,607,572
Addition of 138,300,000 partnership units	–	5,159,411,628	5,159,411,628
Redemption of 155,100,000 partnership units	–	(5,982,086,116)	(5,982,086,116)
Net income	–	142,025,798	142,025,798

Balances, at December 31, 2011	$–	$1,107,958,882	$1,107,958,882

Net Asset Value Per Unit:
At December 31, 2008	$34.31

At December 31, 2009	$39.16

At December 31, 2010	$38.97

At December 31, 2011	$38.07

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	Year ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net income	$142,025,798	$58,601,474	$649,378,719
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	(49,162,371)	68,166,941	1,033,795,481
Unrealized (gain) loss on futures contracts	50,432,650	140,317,710	(86,661,950)
Decrease in dividend receivable	38,126	35,131	267,819
Increase in interest receivable	(202)	-	-
Decrease in other assets	66,609	49,619	73,465
Increase in investment payable	553	-	-
Increase (decrease) in professional fees payable	(209,823)	(556,099)	852,974
Increase (decrease) in General Partner management fees payable	(252,602)	(212,960)	397,857
Increase (decrease) in license fees payable	(56,539)	(21,546)	46,816
Increase (decrease) in directors’ fees payable	(5,050)	17,503	(11,193)
Decrease in brokerage commissions payable	(27,000)	(52,200)	(68,700)
Increase in other liabilities	153	-	-

Net cash provided by operating activities	142,850,302	266,345,573	1,598,071,288

Cash Flows from Financing Activities:
Addition of partnership units	5,121,337,398	3,047,157,141	5,770,101,608
Redemption of partnership units	(5,948,534,053)	(3,862,972,802)	(6,321,124,005)

Net cash used in financing activities	(827,196,655)	(815,815,661)	(551,022,397)

Net Increase (Decrease) in Cash and Cash Equivalents	(684,346,353)	(549,470,088)	1,047,048,891

Cash and Cash Equivalents, beginning of year	1,522,955,092	2,072,425,180	1,025,376,289

Cash and Cash Equivalents, end of year	$838,608,739	$1,522,955,092	$2,072,425,180

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2011, USOF held 9,213 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI and CPER listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. USAG and USMI are not listed on the NYSE Arca as of the filing of this annual report on Form 10-K. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

In addition, Authorized Purchasers pay USOF a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USOF but rather at market prices quoted on such exchange.

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2011, USOF had registered a total of 1,627,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USOF earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2011.

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

Calculation of Net Asset Value Per Unit

USOF’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USOF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at December 31, 2011.

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

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2011, 2010 and 2009, USOF incurred $47,450, $57,390 and $1,230,850, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for USOF and the Related Public Funds, and USOF’s portion of such fees and expenses was $229,954. For the years ended December 31, 2010 and 2009, these fees and expenses were $1,107,140 and $433,046, respectively, for USOF and the Related Public Funds, other than USCI, USAG, CPER and USMI, and USOF’s portion of such fees and expenses was $413,042 and $254,952, respectively. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USOF and the Related Public Funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, up to October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets. During the years ended December 31, 2011, 2010 and 2009, USOF incurred $353,950, $457,809 and $623,062, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs were approximately $1.2 million, $1.2 million and $1.8 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, USMI’s, USAG’s and CPER’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to 15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts.

USOF and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USOF was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USOF expressly disclaims any association with the NYMEX or endorsement of USOF by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by USOF were exchange-traded through December 31, 2011. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

USOF’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USOF’s custodian could result in a substantial loss of USOF’s assets.

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2011 and December 31, 2010, USOF held investments in money market funds in the amounts of $595,703,156 and $1,490,470,515, respectively. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2011 and December 31, 2010, USOF held cash deposits and investments in Treasuries in the amounts of $546,571,564 and $286,988,187, respectively. This amount may be subject to loss should USOF’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2011, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Per Unit Operating Performance:

Net asset value, beginning of year	$38.97	$39.16	$34.31
Total income (loss)	(0.65)	0.05	5.11
Total expenses	(0.25)	(0.24)	(0.26)

Net increase (decrease) in net asset value	(0.90)	(0.19)	4.85

Net asset value, end of year	$38.07	$38.97	$39.16

Total Return	(2.31)%	(0.49)%	14.14%

Ratios to Average Net Assets
Total income	10.10%	3.71%	25.76%

Expenses excluding management fees	0.20%	0.21%	0.33%

Management fees	0.45%	0.45%	0.45%

Net income	9.45%	3.05%	24.97%

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010.

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$239,288,397	$(152,979,693)	$(211,787,262)	$277,308,424
Total Expenses	3,139,678	2,639,361	2,044,920	1,980,109

Net Income (Loss)	$236,148,719	$(155,619,054)	$(213,832,182)	$275,328,315

Net Income (Loss) per Unit	$3.67	$(5.21)	$(6.77)	$7.41

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Total Income (Loss)	$77,963,144	$(284,805,571)	$58,584,371	$219,478,363
Total Expenses	3,526,778	3,518,913	2,878,696	2,694,446

Net Income (Loss)	$74,436,366	$(288,324,484)	$55,705,675	$216,783,917

Net Income (Loss) per Unit	$1.43	$(6.45)	$0.74	$4.09

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

The following table summarizes the valuation of USOF’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$746,071,600	$746,071,600	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,475,000)	(2,475,000)	—	—
United States Contracts	(3,997,310)	(3,997,310)	—	—

During the year ended December 31, 2011, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$1,490,470,515	$1,490,470,515	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	22,150,000	22,150,000	—	—
United States Contracts	21,810,340	21,810,340	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2011	Fair Value At December 31, 2010

Futures -
Commodity Contracts	Assets	$(6,472,310)	$43,960,340

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2011		For the year ended December 31, 2010		For the year ended December 31, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$201,717,550		$210,513,966		$578,446,510

	Change in unrealized gain (loss) on open positions		$(50,432,650)		$(140,317,710)		$86,661,950

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. USCF is currently evaluating the impact ASU No. 2011-11 will have on USOF’s financial statements.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USOF’s financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

USOF is responsible for establishing and maintaining adequate internal control over financial reporting. USOF’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

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

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2011, had $200,749,014 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 49 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 47 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 51 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of USCF since May 10, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of USCF, Mr. Nguyen is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 52 years old.

In concluding that Mr. Nguyen should serve as Management Director of USCF, USCF considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USOF but are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for USOF and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for USOF and the Related Public Funds. He is expected to be Senior Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level I and Level II Chartered Financial Analyst examinations. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 40 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF. Mr. Hyland is employed by USCF. He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF, UGA, USHO, USSO, US12NG, USBO, USCI and CPER in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of USOF and the Related Public Funds. He will also be the Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF upon the commencement of such funds’ operations. As part of his responsibilities for USOF and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USOF’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 52 years old.

Ray W. Allen acts as a Portfolio Operations Manager for USOF, US12OF, USSO and USBO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF on March 25, 2008. He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO. Mr. Allen also acted as a Portfolio Operations Manager for UGA, USHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 55 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 54 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 65 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 47 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USOF. Ray Allen and John Hyland make trading and investment decisions for USOF. John Love and Ray Allen execute trades on behalf of USOF. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USOF and the Related Public Funds. USOF has posted the text of the Corporate Governance Policy on its website at www.unitedstatesoilfund.com. Any unitholder of USOF may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USOF’s independent auditors and the oversight of USOF’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USOF’s customers, employees, suppliers and the communities impacted by USOF. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USOF’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USOF and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USOF and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USOF and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USOF, including Oil Futures Contracts or Other Oil-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USOF. The policies, among other things, limit USOF’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USOF and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USOF and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USOF and the assets under management continue to increase, then USOF may not be able to invest solely in the Benchmark Oil Futures Contract and may have to invest in over-the-counter swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Oil Futures Contracts in which USOF may invest may not track changes in the price of the Benchmark Oil Futures Contract. Other Oil-Related Investments, including over-the-counter swap contracts, may also expose USOF to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts. USOF and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose USOF or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USOF’s investors.

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

Item 11.  Executive Compensation.

Compensation to USCF and Other Compensation

USOF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USOF and other entities controlled by USCF. USOF does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USOF pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of its average daily net assets. For 2011, USOF accrued aggregate management fees of $6,761,103.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2011, by the directors of USCF. USOF’s portion of the aggregate fees paid to the directors for the year ended December 31, 2011 was $125,955.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$100,000	NA	NA	NA	$0	$0	$100,000
Malcolm R. Fobes III(1)	$120,000	NA	NA	NA	$0	$0	$120,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of USOF, own any units of USOF. In addition, USOF is not aware of any 5% holder of its units.

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

Director Independence

In February 2012, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USOF or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to USOF by its independent auditors for the last two fiscal years are as follows:

	2011	2010
Audit fees	$160,000	$160,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$160,000	$160,000

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 59.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(5)	License Agreement.
10.5(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.5(2)	Custodian Agreement.
10.6(2)	Amendment Agreement to the Custodian Agreement.
10.7(2)	Administrative Agency Agreement.
10.8(2)	Amendment Agreement to the Administrative Agency Agreement.
10.9(7)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(3)	Code of Ethics.
23.1(3)	Consent of Independent Registered Public Accounting Firm.
31.1(3)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(3)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(3)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(3)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(8)	XBRL Instance Document.
101.SCH(8)	XBRL Taxonomy Extension Schema.
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Filed herewith.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
(5)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(8)

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

Date: February 29, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 29, 2012
Nicholas D. Gerber

/s/ Howard Mah	Management Director	February 29, 2012
Howard Mah

/s/ Andrew Ngim	Management Director	February 29, 2012
Andrew Ngim

/s/ Robert Nguyen	Management Director	February 29, 2012
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	February 29, 2012
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 29, 2012
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 29, 2012
Malcolm R. Fobes III