Form 10-Q
period 2012-03-31
United States Oil Fund, LP
filed 2012-05-10
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$1,206,280,210	$838,608,739
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	269,144,769	303,665,981
Unrealized loss on open commodity futures contracts	(51,369,540)	(6,472,310)
Receivable for units sold	—	38,074,230
Dividend receivable	15,053	10,659
Interest receivable	517	202
Other assets	575,758	506,897

Total assets	$1,424,646,767	$1,174,394,398

Liabilities and Partners’ Capital
Investment payable	$—	$553
Payable for units redeemed	—	64,726,191
Professional fees payable	610,109	1,137,607
General Partner management fees payable (Note 3)	566,872	445,715
License fees payable	105,300	54,699
Brokerage commissions payable	42,586	32,186
Other liabilities	48,081	38,565

Total liabilities	1,372,948	66,435,516

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,423,273,819	1,107,958,882

Total Partners’ Capital	1,423,273,819	1,107,958,882

Total liabilities and partners’ capital	$1,424,646,767	$1,174,394,398

Limited Partners’ units outstanding	36,300,000	29,100,000

Net asset value per unit	$39.21	$38.07

Market value per unit	$39.23	$38.11

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures May 2012 contracts, expiring April 2012	2,000	$(7,355,000)	(0.52)

United States Contracts
NYMEX Crude Oil Futures CL May 2012 contracts, expiring April 2012	11,816	(44,014,540)	(3.09)

Total Open Futures Contracts	13,816	$(51,369,540)	(3.61)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$150,390,000	$150,379,849	10.57

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	137,043,281	137,043,281	9.63
Goldman Sachs Financial Square Funds - Government Fund – Class SL	307,750,266	307,750,266	21.62
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	450,940,758	450,940,758	31.68

Total Money Market Funds		895,734,305	62.93

Total Cash Equivalents		$1,046,114,154	73.50

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$85,764,740	$205,286,940
Change in unrealized gain (loss) on open positions	(44,897,230)	33,801,670
Dividend income	36,097	116,053
Interest income	43,232	9,734
Other income	37,000	74,000

Total income	40,983,839	239,288,397

Expenses
General Partner management fees (Note 3)	1,518,025	2,133,561
Brokerage commissions	307,757	481,714
Professional fees	295,495	324,065
Other expenses	122,191	200,338

Total expenses	2,243,468	3,139,678

Net income	$38,740,371	$236,148,719

Net income per limited partnership unit	$1.14	$3.67

Net income per weighted average limited partnership unit	$1.13	$4.78

Weighted average limited partnership units outstanding	34,348,352	49,374,444

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$1,107,958,882	$1,107,958,882
Addition of 23,600,000 partnership units	—	925,232,103	925,232,103
Redemption of 16,400,000 partnership units	—	(648,657,537)	(648,657,537)
Net income	—	38,740,371	38,740,371

Balances, at March 31, 2012	$—	$1,423,273,819	$1,423,273,819

Net Asset Value Per Unit:
At December 31, 2011	$38.07

At March 31, 2012	$39.21

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011

Cash Flows from Operating Activities:
Net income	$38,740,371	$236,148,719
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash and cash equivalents	34,521,212	22,190,274
Unrealized (gain) loss on futures contracts	44,897,230	(33,801,670)
(Increase) decrease in dividend receivable	(4,394)	9,170
Increase in interest receivable	(315)	—
Increase in other assets	(68,861)	(39,866)
Decrease in investment payable	(553)	—
Decrease in professional fees payable	(527,498)	(542,802)
Increase in General Partner management fees payable	121,157	106,011
Increase in license fees payable	50,601	5,047
Increase in brokerage commissions payable	10,400	4,500
Increase in other liabilities	9,516	1,487

Net cash provided by operating activities	117,748,866	224,080,870

Cash Flows from Financing Activities:
Addition of partnership units	963,306,333	1,720,747,666
Redemption of partnership units	(713,383,728)	(1,585,359,450)

Net cash provided by financing activities	249,922,605	135,388,216

Net Increase in Cash and Cash Equivalents	367,671,471	359,469,086

Cash and Cash Equivalents, beginning of period	838,608,739	1,522,955,092

Cash and Cash Equivalents, end of period	$1,206,280,210	$1,882,424,178

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USOF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2012, USOF held 11,816 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2012, USOF had registered a total of 1,627,000,000 units.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USOF earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USOF receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USOF’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USOF in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USOF’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. USOF uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USOF in accordance with the objectives and policies of USOF. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USOF. For these services, USOF is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.45% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, USOF incurred $11,830 and $11,700, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USOF and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, USOF incurred $50,601 and $115,077, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2012.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USOF and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of the futures contracts held by USOF were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

USOF’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the majority of USOF’s assets are held in Treasuries, cash and/or cash equivalents with USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USOF’s custodian, however, could result in a substantial loss of USOF’s assets.

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, USOF held investments in money market funds in the amounts of $895,734,305 and $595,703,156, respectively. USOF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USOF held cash deposits and investments in Treasuries in the amounts of $579,690,674 and $546,571,564, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USOF’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USOF are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$38.07	$38.97
Total income	1.21	3.73
Total expenses	(0.07)	(0.06)

Net increase in net asset value	1.14	3.67

Net asset value, end of period	$39.21	$42.64

Total Return	2.99%	9.42%

Ratios to Average Net Assets
Total income	3.02%	12.44%

Expenses excluding management fees*	0.21%	0.21%

Management fees*	0.45%	0.45%

Net income	2.86%	12.28%

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

The following table summarizes the valuation of USOF’s securities at March 31, 2012 using the fair value hierarchy:

	Total	Level I	Level II	Level III
At March 31, 2012
Short-Term Investments	$1,046,114,154	$1,046,114,154	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(7,355,000)	(7,355,000)	—	—
United States Contracts	(44,014,540)	(44,014,540)	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2011 using the fair value hierarchy:

	Total	Level I	Level II	Level III
At December 31, 2011
Short-Term Investments	$746,071,600	$746,071,600	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,475,000)	(2,475,000)	—	—
United States Contracts	(3,997,310)	(3,997,310)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(51,369,540)	$(6,472,310)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$85,764,740		$205,286,940

	Change in unrealized gain (loss) on open positions		$(44,897,230)		$33,801,670

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

USOF has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirement of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

USOF, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USOF, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

USOF invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

USOF seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Oil Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Oil Futures Contracts and options on Oil Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USOF to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USOF.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USOF is authorized to engage in that may ultimately impact the ability of USOF to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USOF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USOF does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USOF) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on USOF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Fifth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. USCF is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2012 and exhibited moderate daily swings along with an uneven downward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $98.83 per barrel. The low of the period was on February 2, 2012 when the price dropped to $96.36 per barrel. The high of the period was on February 24, 2012 when the price reached $109.77 per barrel. The period ended with the Benchmark Oil Futures Contract at $103.02 per barrel, up approximately 4.24% over the period. USOF’s per unit NAV began the period at $38.07 and ended the period at $39.21 on March 31, 2012, an increase of approximately 2.99% over the period. USOF’s per unit NAV reached its high for the period on February 24, 2012 at $42.00 and reached its low for the period on February 2, 2012 at $37.03. The Benchmark Oil Futures Contract prices listed above began with the February 2012 contracts and ended with the May 2012 contracts. The increase of approximately 4.24% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the three months ended March 31, 2012, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the three months ended March 31, 2012, crude oil inventories continued to climb higher, which contributed to the crude oil futures market remaining in contango through the end of March 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of USOF’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USOF’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USOF investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2012, USOF had issued 722,700,000 units, 36,300,000 of which were outstanding. As of March 31, 2012, there were 904,300,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized loss on Oil Futures Contracts owned or held on that day was $51,369,540 and USOF established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $1,475,424,979. USOF held 81.76% of its cash assets in overnight deposits and money market funds at its custodian bank, while 18.24% of the cash balance was held as Treasuries and margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $39.21.

By comparison, as of March 31, 2011, the total unrealized gain on Oil Futures Contracts owned or held on that day was $77,762,010 and USOF established cash deposits and investments in money market funds that were equal to $2,114,737,514. USOF held 89.01% of its cash assets in overnight deposits and money market funds at its custodian bank, while 10.99% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of USOF’s greater size in the prior period as measured by total net assets. The ending per unit NAV on March 31, 2011 was $42.64. The decrease in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily a result of a decrease in the price of crude oil futures contracts between the period ended March 31, 2011 and the period ended March 31, 2012.

Portfolio Expenses. USOF’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOF pays to USCF is calculated as a percentage of the total net assets of USOF. USOF pays USCF a management fee of 0.45% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of USOF were $1,356,769,973. The management fee incurred by USOF during the period amounted to $1,518,025. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USOF were $1,922,839,419. The management fee paid by USOF during the period amounted to $2,133,561.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2012 was $725,443, as compared to $1,006,117 for the three months ended March 31, 2011. The decrease in total expenses excluding management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily due to USOF’s smaller size as measured by total net assets during the three months ended March 31, 2012. For the three months ended March 31, 2012, USOF incurred $11,830 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2011, USOF incurred $11,700 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to a slower amortization of prepaid registration costs, which were matched to a slower rate of unit creations during the three months ended March 31, 2012.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USOF and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses was $229,954.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $307,757. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $481,714. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a result of the decrease in USOF’s total net assets and an increase in the price of crude oil futures contracts during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.09% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2012.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USOF earned $79,329 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USOF earned $125,787 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USOF did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Tracking USOF’s Benchmark

USCF seeks to manage USOF’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USOF’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s per unit NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Oil Futures Contract was 0.007%, while the simple average daily change in the per unit NAV of USOF over the same time period was 0.005%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was (3.855)%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to March 31, 2012, the simple average daily change in the Benchmark Oil Futures Contract was (0.009)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.007)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.693%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2012, the actual total return of USOF as measured by changes in its per unit NAV was 2.99%. This is based on an initial per unit NAV of $38.07 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $39.21. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $39.26 as of March 31, 2012, for a total return over the relevant time period of 3.13%. The difference between the actual per unit NAV total return of USOF of 2.99% and the expected total return based on the Benchmark Oil Futures Contract of 3.13% was an error over the time period of (0.14)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USOF earned dividend and interest income of $79,329, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, USOF also collected $37,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the three months ended March 31, 2012, USOF incurred total expenses of $2,243,468. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,127,139), which is equivalent to an annualized weighted average net income rate of (0.63)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USOF as measured by changes in its per unit NAV was 9.42%. This was based on an initial per unit NAV of $38.97 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $42.64. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $42.71 as of March 31, 2011, for a total return over the relevant time period of 9.59%. The difference between the actual per unit NAV total return of USOF of 9.42% and the expected total return based on the Benchmark Oil Futures Contract of 9.59% was an error over the time period of (0.17)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USOF earned dividend and interest income of $125,787, which was equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USOF also collected $74,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the three months ended March 31, 2011, USOF incurred total expenses of $3,139,678. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,939,891), which was equivalent to an annualized weighted average net income rate of (0.62)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per unit NAV of USOF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash, cash equivalents and Treasuries. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2012, USOF earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.12% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.64)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2012, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the three months ended March 31, 2012.

Periods of contango or backwardation do not materially impact USOF’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USOF’s units and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the three months ended March 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Crude oil prices finished the first quarter of 2012 approximately 4.24% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.194	0.225	0.045	0.271
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.250)	(0.140)	0.043	(0.197)
Global Equities (FTSE World Index)			1.000	0.249	0.303	0.100	0.355
Unleaded Gasoline				1.000	0.714	0.334	0.736
Heating Oil					1.000	0.539	0.834
Natural Gas						1.000	0.437
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of unleaded gasoline, heating oil, natural gas and global and domestic equities was stronger compared to what it had displayed over the ten-year period ended March 31, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended March 31, 2012, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.532	0.698	0.217	0.744
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.446)	(0.307)	(0.009)	(0.492)
Global Equities (FTSE World Index)			1.000	0.565	0.755	0.289	0.734
Unleaded Gasoline				1.000	0.704	0.121	0.534
Heating Oil					1.000	0.484	0.835
Natural Gas						1.000	0.548
Crude Oil							1.000

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USOF’s account at its custodian bank and in Treasuries at the FCM. Income received from USOF’s money market funds and Treasuries is paid to USOF. During the three months ended March 31, 2012, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, USOF was forced to use other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2012, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the three months ended March 31, 2012, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $1,475,424,979 with the custodian and FCM. Some or all of these amounts may be subject to loss should USOF’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

USOF’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USOF’s NAV, currently 0.45% of NAV on its average daily total net assets.

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

USCF pays the fees of USOF’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USOF’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USOF have also entered into a licensing agreement with the NYMEX pursuant to which USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USOF pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USOF’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USOF also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USOF’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USOF’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of March 31, 2012, USOF’s portfolio consisted of 11,816 Crude Oil Futures CL May 2012 Contracts traded on the NYMEX and 2,000 WTI Crude Oil Futures May 2012 Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USOF will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 10, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2012