Form 10-Q
period 2012-09-30
United States Oil Fund, LP
filed 2012-11-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$846,272,968	$838,608,739
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	291,628,169	303,665,981
Unrealized loss on open commodity futures contracts	(50,051,830)	(6,472,310)
Receivable for units sold	44,430,906	38,074,230
Dividend receivable	16,299	10,659
Interest receivable	167	202
Other assets	476,258	506,897

Total assets	$1,132,772,937	$1,174,394,398

Liabilities and Partners’ Capital
Investment payable	$—	$553
Payable for units redeemed	—	64,726,191
Professional fees payable	923,258	1,137,607
General Partner management fees payable (Note 3)	433,616	445,715
Brokerage commissions payable	43,911	32,186
Other liabilities	91,433	93,264

Total liabilities	1,492,218	66,435,516

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,131,280,719	1,107,958,882

Total Partners’ Capital	1,131,280,719	1,107,958,882

Total liabilities and partners’ capital	$1,132,772,937	$1,174,394,398

Limited Partners’ units outstanding	33,100,000	29,100,000

Net asset value per unit	$34.18	$38.07

Market value per unit	$34.12	$38.11

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures November 2012 contracts, expiring October 2012	2,000	$(9,110,000)	(0.80)

United States Contracts
NYMEX Crude Oil Futures CL November 2012 contracts, expiring October 2012	10,272	(40,941,830)	(3.62)

Total Open Futures Contracts	12,272	$(50,051,830)	(4.42)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$150,390,000	$150,386,274	13.29

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	137,050,191	137,050,191	12.11
Goldman Sachs Financial Square Funds - Government Fund - Class SL	207,770,011	207,770,011	18.37
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	201,032,462	201,032,462	17.77
Wells Fargo Advantage Government Money Market Fund - Class I	200,003,946	200,003,946	17.68

Total Money Market Funds		745,856,610	65.93

Total Cash Equivalents		$896,242,884	79.22

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$146,631,510	$(149,599,580)	$(62,348,970)	$39,659,420
Change in unrealized loss on open positions	(65,971,870)	(62,291,620)	(43,579,520)	(165,561,060)
Dividend income	50,326	18,394	159,647	166,750
Interest income	45,771	26,544	116,306	47,332
Other income	62,000	59,000	153,000	209,000

Total income (loss)	80,817,737	(211,787,262)	(105,499,537)	(125,478,558)

Expenses
General Partner management fees (Note 3)	1,391,015	1,493,839	4,281,910	5,412,280
Professional fees	360,568	44,298	1,015,104	696,430
Brokerage commissions	329,550	353,831	960,506	1,197,026
Other expenses	142,695	152,952	382,408	518,223

Total expenses	2,223,828	2,044,920	6,639,928	7,823,959

Net income (loss)	$78,593,909	$(213,832,182)	$(112,139,465)	$(133,302,517)

Net income (loss) per limited partnership unit	$2.29	$(6.77)	$(3.89)	$(8.31)

Net income (loss) per weighted average limited partnership unit	$2.19	$(5.66)	$(3.20)	$(3.17)

Weighted average limited partnership units outstanding	35,838,043	37,797,826	35,012,044	42,026,007

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$1,107,958,882	$1,107,958,882
Addition of 80,500,000 partnership units	—	2,870,602,104	2,870,602,104
Redemption of 76,500,000 partnership units	—	(2,735,140,802)	(2,735,140,802)
Net loss	—	(112,139,465)	(112,139,465)

Balances, at September 30, 2012	$—	$1,131,280,719	$1,131,280,719

Net Asset Value Per Unit:
At December 31, 2011	$38.07

At September 30, 2012	$34.18

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net loss	$(112,139,465)	$(133,302,517)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	12,037,812	(61,451,394)
Unrealized loss on open futures contracts	43,579,520	165,561,060
(Increase) decrease in dividend receivable	(5,640)	44,774
Decrease in interest receivable	35	—
Decrease in other assets	30,639	31,992
Decrease investment payable	(553)	—
Decrease in professional fees payable	(214,349)	(373,311)
Decrease in General Partner management fees payable	(12,099)	(236,999)
Increase (decrease) in brokerage commissions payable	11,725	(11,000)
Decrease in other liabilities	(1,831)	(22,977)

Net cash used in operating activities	(56,714,206)	(29,760,372)

Cash Flows from Financing Activities:
Addition of partnership units	2,864,245,428	3,795,167,029
Redemption of partnership units	(2,799,866,993)	(4,312,704,770)

Net cash provided by (used in) financing activities	64,378,435	(517,537,741)

Net Increase (Decrease) in Cash and Cash Equivalents	7,664,229	(547,298,113)

Cash and Cash Equivalents, beginning of period	838,608,739	1,522,955,092

Cash and Cash Equivalents, end of period	$846,272,968	$975,656,979

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USOF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2012, USOF held 10,272 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2012, USOF had registered a total of 1,627,000,000 units.

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

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2012 and 2011, USOF incurred $61,498 and $35,490, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USOF and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2012 and 2011, USOF incurred $142,730 and $300,458, respectively, under this arrangement.

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

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USOF issues units as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USOF redeems units as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $960,506. Of this amount, approximately $786,899 was a result of rebalancing costs and approximately $173,607 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $1,197,026. Of this amount, approximately $920,879 was a result of rebalancing costs and approximately $276,147 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a result of the decrease in USOF’s average total net assets during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOF were exchange-traded through September 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

USOF’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USOF’s assets posted with that futures commission merchant; however, the majority of USOF’s assets are held in cash and/or cash equivalents with USOF’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USOF’s custodian, however, could result in a substantial loss of USOF’s assets.

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2012 and December 31, 2011, USOF held investments in money market funds in the amounts of $745,856,610 and $595,703,156, respectively. USOF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2012 and December 31, 2011, USOF held cash deposits and investments in Treasuries in the amounts of $392,044,527 and $546,571,564, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USOF’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2012 (Unaudited)	For the nine months ended September 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$38.07	$38.97
Total income (loss)	(3.70)	(8.12)
Total expenses	(0.19)	(0.19)

Net decrease in net asset value	(3.89)	(8.31)

Net asset value, end of period	$34.18	$30.66

Total Return	(10.22)%	(21.32)%

Ratios to Average Net Assets
Total income (loss)	(8.30)%	(7.80)%

Expenses excluding management fees*	0.25%	0.20%

Management fees*	0.45%	0.45%

Net income (loss)	(8.82)%	(8.29)%

*	Annualized

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

The following table summarizes the valuation of USOF’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$896,242,884	$896,242,884	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(9,110,000)	(9,110,000)	—	—
United States Contracts	(40,941,830)	(40,491,830)	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$746,071,600	$746,071,600	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,475,000)	(2,475,000)	—	—
United States Contracts	(3,997,310)	(3,997,310)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(50,051,830)	$(6,472,310)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(62,348,970)		$39,659,420

	Change in unrealized loss on open positions		$(43,579,520)		$(165,561,060)

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USOF is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USOF and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USOF could be ordered to reduce its aggregate position back to the accountability level. As of September 30, 2012, USOF held 10,272 futures contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts traded on the ICE Futures. USOF exceeded accountability levels of the NYMEX during the nine months ended September 30, 2012, when it held a maximum of 13,918 Crude Oil Futures CL contracts, exceeding the “any” month limit. No action was taken by the NYMEX and USOF did not reduce the number of Futures Contracts held as a result. USOF did not exceed any accountability levels imposed by ICE Futures for the nine months ended September 30, 2012.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of future contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2012, USOF did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

In late 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Oil Futures Contracts and options on Oil Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). These regulations would have required, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would have required aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The position limit rules were to be implemented in two phases, the first of which was to be effective October 12, 2012. However, on September 28, 2012, the U.S. District Court for the District of Columbia issued a memorandum opinion and order vacating the final regulations. The court issued that ruling in response to a lawsuit filed by two industry organizations challenging certain aspects of the regulations. There is no way of knowing whether the CFTC will ultimately be successful in adopting position limit rules, how those rules might differ from existing position limits imposed by applicable designated contract markets, and, accordingly, whether any such rules would negatively impact the ability of USOF to achieve its objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USOF is authorized to engage in that may ultimately impact the ability of USOF to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. However, the CFTC has not issued any mandatory clearing determinations and, therefore, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretative guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USOF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

The majority of the Dodd-Frank Act regulations affecting the swap market will not become effective until later in calendar year 2012 or the beginning of 2013 at the earliest.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that USOF may be limited as to the counterparties with which it may enter into forward contracts. Additionally, USOF may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. USOF’s ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows USOF to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact USOF’s ability to achieve its investment objective.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2012 and exhibited moderate daily swings along with an uneven downward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $98.83 per barrel. The low of the period was on June 28, 2012 when the price dropped to $77.69 per barrel. The high of the period was on February 24, 2012 when the price reached $109.77 per barrel. The period ended with the Benchmark Oil Futures Contract at $92.19 per barrel, down approximately 6.72% over the period. USOF’s per unit NAV began the period at $38.07 and ended the period at $34.18 on September 30, 2012, a decrease of approximately 10.22% over the period. USOF’s per unit NAV reached its high for the period on February 24, 2012 at $42.00 and reached its low for the period on June 28, 2012 at $29.17. The Benchmark Oil Futures Contract prices listed above began with the February 2012 contracts and ended with the November 2012 contracts. The decrease of approximately 6.72% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the nine months ended September 30, 2012, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the nine months ended September 30, 2012, crude oil inventories maintained present levels, which contributed to the crude oil futures market remaining in contango through the end of September 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of September 30, 2012, USOF had issued 779,600,000 units, 33,100,000 of which were outstanding. As of September 30, 2012, there were 847,400,000 units registered but not yet issued.

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

As of September 30, 2012, USOF had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., Pru Global Securities, LLC, RBC Capital Markets Corporation, SG Americas Securities LLC, Timber Hill LLC, Virtu Financial Capital Markets, Virtu Financial DB LLC and Wedbush Securities Inc.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

As of September 30, 2012, the total unrealized loss on Oil Futures Contracts owned or held on that day was $50,051,830 and USOF established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $1,137,901,137. USOF held 74.37% of its cash assets in overnight deposits and money market funds at its custodian bank, while 25.63% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $34.18.

By comparison, as of September 30, 2011, the total unrealized loss on Oil Futures Contracts owned or held on that day was $121,600,720 and USOF established cash deposits and investments in money market funds that were equal to $1,291,611,983. USOF held 75.54% of its cash assets in overnight deposits and money market funds at its custodian bank, while 24.46% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2012, as compared to September 30, 2011, was the result of USOF’s smaller size as of September 30, 2012 as measured by average total net assets. The ending per unit NAV on September 30, 2011 was $30.66. The increase in the per unit NAV for September 30, 2012, as compared to September 30, 2011, was primarily a result of an increase in the price of crude oil futures contracts between the period ended September 30, 2011 and the period ended September 30, 2012.

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

During the nine months ended September 30, 2012, the average daily total net assets of USOF were $1,271,029,273. The management fee incurred by USOF during the period amounted to $4,281,910. By comparison, during the nine months ended September 30, 2011, the average daily total net assets of USOF were $1,608,043,968. The management fee paid by USOF during the period amounted to $5,412,280.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2012 was $2,358,018, as compared to $2,411,679 for the nine months ended September 30, 2011. The decrease in total expenses excluding management fees for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily due to USOF’s smaller size as measured by average total net assets during the nine months ended September 30, 2012. For the nine months ended September 30, 2012, USOF incurred $61,498 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2011, USOF incurred $35,490 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to a higher amortization rate of registration fees and expenses for the nine months ended September 30, 2012.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USOF and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2011 was $229,954.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $960,506. Of this amount, approximately $786,899 was a result of rebalancing costs and approximately $173,607 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $1,197,026. Of this amount, approximately $920,879 was a result of rebalancing costs and approximately $276,147 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a result of the decrease in USOF’s average total net assets during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2012.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2012, USOF earned $275,953 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USOF purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2011, USOF earned $214,082 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was higher during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Portfolio Expenses. During the three months ended September 30, 2012, the average daily total net assets of USOF were $1,229,738,311. The management fee incurred by USOF during the period amounted to $1,391,015. By comparison, during the three months ended September 30, 2011, the average daily total net assets of USOF were $1,317,031,908. The management fee paid by USOF during the period amounted to $1,493,839.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2012 was $832,813, as compared to $551,081 for the three months ended September 30, 2011. The increase in total expenses excluding management fees for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, was primarily due to USOF’s greater accrual rate of tax expenses during the three months ended September 30, 2012. For the three months ended September 30, 2012, USOF incurred $37,838 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2011, USOF incurred $11,960 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to amortization of prepaid registration costs, which were matched to a slower rate of unit creations during the three months ended September 30, 2012.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USOF and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2011 was $229,954.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $329,550. Of this amount, approximately $257,733 was a result of rebalancing costs and approximately $71,817 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2011, total commissions accrued to brokers amounted to $353,831. Of this amount, approximately $290,022 was a result of rebalancing costs and approximately $63,809 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily a result of the decrease in USOF’s average total net assets and an increase in the price of crude oil futures contracts during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2012 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2011 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2012.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2012, USOF earned $96,097 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USOF purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2011, USOF earned $44,938 in dividend and interest income on such cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USOF did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was higher during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

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

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Benchmark Oil Futures Contract was (0.136)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.138)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was (0.071)%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to September 30, 2012, the simple average daily change in the Benchmark Oil Futures Contract was (0.015)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.013)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.538%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of USOF as measured by changes in its per unit NAV was (10.22)%. This is based on an initial per unit NAV of $38.07 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $34.18. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $34.04 as of September 30, 2012, for a total return over the relevant time period of (10.59)%. The difference between the actual per unit NAV total return of USOF of (10.22)% and the expected total return based on the Benchmark Oil Futures Contract of (10.59)% was an error over the time period of 0.37%, which is to say that USOF’s actual total return outperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USOF earned dividend and interest income of $275,953, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the nine months ended September 30, 2012, USOF also collected $153,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the nine months ended September 30, 2012, USOF incurred total expenses of $6,639,928. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(6,210,975), which is equivalent to an annualized weighted average net income rate of (0.65)% for the nine months ended September 30, 2012.

By comparison, for the nine months ended September 30, 2011, the actual total return of USOF as measured by changes in its per unit NAV was (21.32)%. This was based on an initial per unit NAV of $38.97 on December 31, 2010 and an ending per unit NAV as of September 30, 2011 of $30.66. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $30.81 as of September 30, 2011, for a total return over the relevant time period of (20.94)%. The difference between the actual per unit NAV total return of USOF of (21.32)% and the expected total return based on the Benchmark Oil Futures Contract of (20.94)% was an error over the time period of (0.38)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USOF earned dividend and interest income of $214,082, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, USOF also collected $209,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the nine months ended September 30, 2011, USOF incurred total expenses of $7,823,959. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,400,877), which was equivalent to an annualized weighted average net income rate of (0.62)% for the nine months ended September 30, 2011.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per unit NAV of USOF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash, cash equivalents and Treasuries. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2012, USOF earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.15% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.67)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2012, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2002 and September 30, 2012.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
(10 years ended September 30, 2012)
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation
Contango
9/30/2002
1/31/2003
5/31/2003
9/30/2003
1/31/2004
5/31/2004
9/30/2004
1/31/2005
5/31/2005
9/30/2005
1/31/2006
5/31/2006
9/30/2006
1/31/2007
5/31/2007
9/30/2007
1/31/2008
5/31/2008
9/30/2008
1/31/2009
5/31/2009
9/30/2009
1/31/2010
5/31/2010
9/30/2010
1/31/2011
5/31/2011
9/30/2011
1/31/2012
5/31/2012
9/30/2012
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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the nine months ended September 30, 2012.

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

Crude Oil Market. During the nine months ended September 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the third quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the third quarter of 2012 approximately 6.72% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2002 and September 30, 2012, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in diesel-heating oil and unleaded gasoline. Finally, crude oil had a positive, yet weaker correlation with global equities and natural gas.

Correlation Matrix September 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel-Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.322)	0.968	0.206	0.248	0.035	0.294
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.300)	(0.228)	(0.144)	0.076	(0.194)
Global Equities (FTSE World Index)			1.000	0.263	0.327	0.087	0.380
Unleaded Gasoline				1.000	0.710	0.285	0.722
Diesel-Heating Oil					1.000	0.489	0.833
Natural Gas						1.000	0.373
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2012, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of diesel-heating oil and global and domestic equities was stronger compared to what it had displayed over the ten-year period ended September 30, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended September 30, 2012, displayed results that indicated that they had a stronger positive correlation over this shorter time period. Unleaded gasoline still had a positive, yet much weaker correlation during the one-year period as compared to the ten-year period ended September 30, 2012. Crude oil and natural gas, which had been positively correlated over the ten-year period, were essentially non-correlated over the shorter time frame. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended September 30, 2012, were moderately negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended September 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel-Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.781)	0.980	0.650	0.788	0.133	0.760
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.746)	(0.677)	(0.597)	(0.005)	(0.529)
Global Equities (FTSE World Index)			1.000	0.652	0.819	0.202	0.738
Unleaded Gasoline				1.000	0.666	(0.184)	0.424
Diesel-Heating Oil					1.000	0.002	0.880
Natural Gas						1.000	0.018
Crude Oil							1.000

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

The correlations between crude oil, natural gas, diesel-heating oil and gasoline are relevant because USCF endeavors to invest USOF’s assets in Oil Futures Contracts and Other Oil-Related Investments so that daily changes in percentage terms in USOF’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the crude Oil Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Oil Futures Contract will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USOF’s account at its custodian bank and in Treasuries at the FCM. Income received from USOF’s investments in money market funds and Treasuries is paid to USOF. During the nine months ended September 30, 2012, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2012, USOF was forced to use other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2012, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the nine months ended September 30, 2012, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2012, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $1,137,901,137 with the custodian and FCM. Some or all of these amounts may be subject to loss should USOF’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2012, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of September 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2012, USOF’s portfolio consisted of 10,272 Crude Oil Futures CL November 2012 Contracts traded on the NYMEX and 2,000 WTI Crude Oil Futures November 2012 Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset USOF’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, USOF will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USOF due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the nine months ended September 30, 2012, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012, and USOF’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 9, 2012, except for the update to the risk factor set forth below.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Oil Futures Contract and prevent investors from being able to effectively use USOF as a way to hedge against crude-oil related losses or as a way to indirectly invest in crude oil.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USOF is not) may hold, own or control.

In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract. This may in turn prevent investors from being able to effectively use USOF as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USOF has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments. If USOF encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures. In addition, if USOF exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the price of the Benchmark Oil Futures Contract.

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

Date: November 9, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2012