Form 10-K
period 2012-12-31
United States Oil Fund, LP
filed 2013-02-27
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2012 was: $1,349,592,000.

The registrant had 29,800,000 outstanding units as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES OIL FUND, LP

Part I

Item 1.	Business.

What is USOF?

The United States Oil Fund, LP (“USOF”) is a Delaware limited partnership organized on May 12, 2005. USOF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USOF is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USOF may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this annual report on Form 10-K, UAC has not been made available to the public.

USCF is required to evaluate the credit risk of USOF to the futures commission merchant (“FCM”), oversee the purchase and sale of USOF’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USOF and manage USOF’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USOF (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USOF.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USOF. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USOF Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The net assets of USOF consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USOF to invest in Other Oil-Related Investments include those allowing USOF to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USOF invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USOF are available on USOF’s website at www.unitedstatesoilfund.com.

The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USOF may invest in interests other than the Benchmark Oil Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business - What are Oil Futures Contracts?” below in this annual report on Form 10-K.

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

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms in USOF’s per unit NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the per unit NAV of USOF. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USOF’s units traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil. For performance data relating to USOF’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USOF’s Benchmark” in this annual report on Form 10-K.

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

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USOF’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USOF’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USOF invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USOF is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Oil Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USOF’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USOF’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USOF to invest in Other Oil-Related Investments include those allowing USOF to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USOF’s ability to invest in over-the-counter transactions and cleared swaps.

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

USOF anticipates that to the extent it invests in Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

Light, Sweet Crude Oil. Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, diesel-heating oil, and jet fuel. The price of light, sweet crude oil has historically exhibited periods of significant volatility.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflicts in the Middle East represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The diesel-heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Diesel-Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Diesel-Heating Oil Futures Contract is cash-settled against the prevailing market price for diesel-heating oil delivered to the New York Harbor.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USOF and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USOF could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2012, USOF held 10,886 NYMEX Crude Oil Futures CL contracts and 2,000 ICE WTI Crude Oil Futures contracts. USOF exceeded accountability levels of the NYMEX during the year ended December 31, 2012 when it held a maximum of 14,352 Crude Oil Futures CL contracts, exceeding the “any” month limit. No action was taken by the NYMEX and USOF did not reduce the number of Futures Contracts held as a result. USOF did not exceed accountability levels imposed by ICE Futures for the year ended December 31, 2012.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2012, USOF did not exceed any position limits imposed by the NYMEX and ICE Futures.

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USOF, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USOF may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USOF, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USOF to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USOF. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

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

In connection with investing in Oil Futures Contracts and Other Oil-Related Investments, USOF holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USOF’s positions in Oil Futures Contracts and Other Oil-Related Investments. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USOF to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USOF would deposit the required margin with the FCM and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USOF’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Oil Futures Contracts it owns, USOF may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. USOF earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USOF anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USOF reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USOF reinvests the earned income, it makes investments that are consistent with its investment objective.

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

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, USOF will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

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

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

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

UBS Securities LLC (“UBS Securities”) is USOF’s FCM. USOF and UBS have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Interests that may be purchased or sold by or through UBS Securities for USOF’s account. USOF pays UBS Securities’ commissions for executing and clearing trades on behalf of USOF.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USOF. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about matters involving, but not limited, to UBS Securities, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ FCM business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS Securities entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS Securities and UBS Financial paid penalties of $75 million to NYAG and an additional $75 million to be apportioned among the participating NASAA states. In March 2010, UBS Securities and UBS Financial agreed on final settlement terms with NASAA, pursuant to which, UBS Securities and UBS Financial agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation (the “Bureau”) filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS Securities entered into a Consent Order resolving all of the Bureau’s claims. UBS Securities paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS Securities entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20 million to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA. The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for USOF and as such will be paid commissions for executing and clearing trades on behalf of USOF. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or USOF.

UBS Securities is not affiliated with USOF or USCF. Therefore, USOF does not believe that USOF has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USOF’s FCM.

Currently, USCF does not employ commodity trading advisors for trading of USOF contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USOF, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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
(2)

The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

Compensation to USCF

USOF is contractually obligated to pay USCF a management fee based on 0.45% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USOF’s total assets and subtracting any liabilities.

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

(4)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USOF is responsible for its pro rata share of the assets held by USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by USOF through December 31, 2012 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$41,988,733
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$11,916,469
Other Amounts Paid or Accrued(5):	$14,245,133
Total Expenses Paid or Accrued:	$68,150,335

(5)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOF through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.46% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(6):	0.15% annualized
Total Expenses Paid or Accrued:	0.74% annualized

(6)	Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USOF also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $1,000,000 for the fiscal year ended December 31, 2012. In addition, USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2012 was $235,481.

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

The Administrator calculates the per unit NAV of USOF once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USOF investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., USOF and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USOF in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USOF’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for Oil Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Oil Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Oil Futures Contracts, Other Oil-Related Investments and Treasuries held by USOF will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USOF. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USOF, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers will pay a transaction fee of $1,000 to USOF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USOF in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USOF or USCF, and no such person will have any obligation or responsibility to USCF or USOF to effect any sale or resale of units. As of December 31, 2012, 19 Authorized Purchasers had entered into agreements with USCF on behalf of USOF. During the year ended December 31, 2012, USOF issued 1,001 Creation Baskets and redeemed 938 Redemption Baskets.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less.

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

Investments

USCF causes USOF to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USOF’s assets in Oil Futures Contracts and Other Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USOF purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USOF is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Oil Interests will generally impose similar collateral requirements on USOF. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

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

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USOF to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USOF posted as margin for Oil Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USOF or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USOF to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USOF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USOF does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USOF) in the form of higher fees and expenses related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2012.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

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

The CEA requires all FCMs, such as USOF’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

USOF’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USOF, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, USOF may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USOF, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USOF to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USOF.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, USOF may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, UNITED STATES OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3447665) for “fund investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since April 10, 2006, and USO UNITED STATES OIL FUND, LP (and Flame Design), S.N. 85592294, in use since September 4, 2012. USOF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USOF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

Uprisings in the Middle East, including civil war in Syria and uprisings in Egypt, could put oil exports in jeopardy. As global markets continue to react to various crises and uprisings, such unrest in general could impact the production, supply and cost of crude oil.

Fluctuations in the reserve capacity of crude oil could impact future prices.

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations to increase output to make up the difference. At times, some of that spare reserve capacity has been absorbed by increased demand.

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

•

USOF may not be able to buy the exact number of Oil Futures Contracts and Other Oil-Related Investments to have a perfect correlation with the Benchmark Oil Futures Contract if the purchase price of Oil Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USOF could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USOF receives $4,679,000 for the sale of a Creation Basket and assume that the price of an Oil Futures Contract for light, sweet crude oil is $46,800, then USOF could only invest in 99 Oil Futures Contracts with an aggregate value of $4,633,200). USOF would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the FCM through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Oil Futures Contracts is suspended or closed, USOF may not be able to purchase these investments at the last reported price.

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

In managing and directing the day-to-day activities and affairs of USOF, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USOF. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the United States Commodity Funds Trust I, and HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013 managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on USOF and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on USOF and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

In late 2011, the CFTC adopted the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USOF, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy) while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USOF may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USOF, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USOF to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USOF.

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

USCF serves as the general partner to each of USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG and USBO and the sponsor for USCI, CPER, USAG and USMI, and will serve as the sponsor for USSF, UNGD, USGO, UAC and HARD if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for USOF may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USOF’s. If USCF believes that a trading decision it made on behalf of USOF might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USOF, which could either impede or improve the opportunity for USOF to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

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

USOF pays brokerage charges of approximately 0.10% of average total net assets based on FCM fees of $3.50 per buy or sell, management fees of 0.45% of NAV on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USOF’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if USOF is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USOF would be negatively impacted. In addition, USOF might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of USOF’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USOF’s investment objective.

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of USOF’s assets may be used to trade over-the-counter Oil Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USOF in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USOF to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

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

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USOF even if the contract traded is profitable.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USOF does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USOF. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

	High	Low
Fiscal year 2012
First quarter	$42.01	$36.69
Second quarter	$40.15	$29.46
Third quarter	$36.84	$31.43
Fourth quarter	$34.29	$31.21

Fiscal year 2011
First quarter	$42.60	$35.39
Second quarter	$45.15	$35.64
Third quarter	$38.93	$30.49
Fourth quarter	$39.34	$29.74

As of December 31, 2012, USOF had approximately 54,915 holders of units.

Dividends

USOF has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USOF does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USOF redeemed 938 baskets (comprising 93,800,000 units) during the year ended December 31, 2012.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Total assets	$1,241,349	$1,174,394	$1,822,041	$2,580,081	$2,571,491
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(124,454)	$149,755	$68,268	$661,220	$(863,389)
Net income (loss)	$(131,522)	$142,026	$58,601	$649,379	$(855,496)
Weighted-average limited partnership units	36,296,721	39,764,384	52,890,959	78,901,918	13,549,727
Net income (loss) per unit	$(4.65)	$(0.90)	$(0.19)	$4.85	$(41.51)
Net income (loss) per weighted average unit	$(3.62)	$3.57	$1.11	$8.23	$(63.14)
Cash and cash equivalents at end of year	$1,019,006	$838,609	$1,522,955	$2,072,425	$1,025,376

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USOF are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2012 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $98.83 per barrel. The low of the year was on June 28, 2012, when the price dropped to $77.69 per barrel. The high of the year was on February 24, 2012, when the price reached $109.77 per barrel. The year ended with the Benchmark Oil Futures Contract at $91.82 per barrel, down approximately 7.09% over the year. USOF’s per unit NAV began the year at $38.07 and ended the year at $33.42 on December 31, 2012, a decrease of approximately 12.21% over the year. USOF’s per unit NAV reached its high for the year on February 24, 2012 at $42.00 and reached its low for the year on June 28, 2012 at $29.17. The Benchmark Oil Futures Contract prices listed above began with the February 2012 contracts and ended with the February 2013 contracts. The decrease of approximately (7.09)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below, in the section titled “Tracking USOF’s Benchmark.”

During the year ended December 31, 2012, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the year ended December 31, 2012, crude oil inventories maintained present levels, which contributed to the crude oil futures market remaining in contango through the end of December 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of December 31, 2012, USOF had issued 799,200,000 units, 35,400,000 of which were outstanding. As of December 31, 2012, there were 827,800,000 units registered but not yet issued.

More units may have been issued by USOF than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USOF cannot be resold by USOF. As a result, USOF contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2012, USOF had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., Pru Global Securities, LLC, RBC Capital Markets Corporation, SG Americas Securities LLC, Timber Hill LLC, Virtu Financial Capital Markets, Virtu Financial DB LLC and Wedbush Securities Inc.

For the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

As of December 31, 2012, the total unrealized gain on Oil Futures Contracts owned or held on that day was $67,180,420 and USOF established cash deposits and investments in Treasuries and money market funds that were equal to $1,173,767,770. USOF held 86.81% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 13.19% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $33.42.

By comparison, as of December 31, 2011, the total unrealized loss on Oil Futures Contracts owned or held on that day was $6,472,310 and USOF established cash deposits and investments in Treasuries and money market funds that were equal to $1,142,274,720. USOF held 73.42% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 26.58% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012, as compared to December 31, 2011, was the result of USOF’s larger size as of December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $38.07. The decrease in the per unit NAV for December 31, 2012, as compared to December 31, 2011 was primarily due to Crude Oil Futures Contracts being in a state of contango between the year ended December 31, 2011 and the year ended December 31, 2012.

By comparison, as of December 31, 2010, the total unrealized gain on Oil Futures Contracts owned or held on that day was $43,960,340 and USOF established cash deposits and investments in money market funds that were equal to $1,777,458,702. USOF held 85.68% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 14.32% of the cash balance was held as margin deposits for the Oil Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in money market funds for December 31, 2011, as compared to December 31, 2010, was the result of USOF’s smaller size as of December 31, 2011 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $38.97. The decrease in the per unit NAV for December 31, 2011, as compared to December 31, 2010 was primarily due to crude Oil Futures Contracts being in a state of contango between the year ended December 31, 2010 and the year ended December 31, 2011.

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

During the year ended December 31, 2012, the average daily total net assets of USOF were $1,278,210,933. The management fee incurred by USOF during the year amounted to $5,751,949. By comparison, during the year ended December 31, 2011, the average daily total net assets of USOF were $1,502,467,409. The management fee paid by USOF during the year amounted to $6,761,103. By comparison, during the year ended December 31, 2010, the average daily total net assets of USOF were $1,918,589,666. The management fee paid by USOF during the year amounted to $8,633,654.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2012 was $3,203,087, as compared to $3,042,965 for the year ended December 31, 2011 and $3,985,179 for the year ended December 31, 2010. The increase in total expenses excluding management fees for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to an increased amortization rate for registration expenses and tax reporting costs during the year ended December 31, 2012. The decrease in total expenses excluding management fees for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the relative size of USOF and activity that resulted from its decreased size, including reduced costs associated with the registration and offering of additional units, decreased brokerage fees, decreased licensing fees and decreased tax reporting costs during the year ended December 31, 2011. For the year ended December 31, 2012, USOF incurred $176,971 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the years ended December 31, 2011 and 2010, USOF incurred $47,450 and $57,390, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to a higher amortization rate of registration fees and expenses for the year ended December 31, 2012. The decrease in registration fees and expenses incurred by USOF for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to a slower amortization of prepaid registration costs, which were matched to the slower rate of unit creations during the year ended December 31, 2011.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2012 was $235,481. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2011 was $229,954. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for USOF and the Related Public Funds, except USCI, CPER, USAG and USMI. USOF’s portion of such fees and expenses for the year ended December 31, 2010 was $413,042. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011, the majority of which was amortized in the year ended December 31, 2010. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USOF and the Related Public Funds, except USCI, USAG, CPER and USMI.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the year ended December 31, 2012, total commissions accrued to brokers amounted to $1,298,827. Of this amount, approximately $1,061,305 was a result of rebalancing costs and approximately $237,522 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $1,529,433. Of this amount, approximately $1,148,618 was a result of rebalancing costs and approximately $380,815 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $1,928,711. Of this amount, approximately $1,645,732 was a result of rebalancing costs and approximately $282,979 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a result of the decrease in USOF’s average total net assets during the year ended December 31, 2012. The decrease in the total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of Oil Futures Contracts being held and traded as a result of the decrease in USOF’s total net assets and the increase in the price of Oil Futures Contracts during the year ended December 31, 2011. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.10% of average daily total net assets and the figure for the year ended December 31, 2010 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ended December 31, 2012.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2012, USOF earned $397,374 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2011 and 2010, USOF earned $265,966 and $827,051, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.04%, respectively. USOF purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. USOF did not purchase Treasuries during the year ended December 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 and lower compared to the year ended December 31, 2010. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was higher during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and lower as compared to the year ended December 31, 2010.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Portfolio Expenses. During the three months ended December 31, 2012, the average daily total net assets of USOF were $1,299,599,789. The management fee incurred by USOF during the period amounted to $1,470,039.

By comparison, during the three months ended December 31, 2011, the average daily total net assets of USOF were $1,189,180,447. The management fee paid by USOF during the period amounted to $1,348,823. By comparison, during the three months ended December 31, 2010, the average daily total net assets of USOF were $1,797,344,194. The management fee paid by USOF during the period amounted to $2,038,632.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2012 was $845,069, as compared to $631,286 for the three months ended December 31, 2011 and $655,814 for the three months ended December 31, 2010. The increase in total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and December 31, 2010 was primarily due to an increased amortization rate for registration expenses during the three months ended December 31, 2012. For the three months ended December 31, 2012, USOF incurred $115,473 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended December 31, 2011 and 2010, USOF incurred $11,960 and $5,520, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to amortization of prepaid registration costs during the three months ended December 31, 2012. The increase in registration fees and expenses incurred by USOF for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to a faster amortization of prepaid registration costs, which were matched to a faster rate of unit creations during the three months ended December 31, 2011.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2012 was $235,481.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $338,321. Of this amount, approximately $296,128 was a result of rebalancing costs and approximately $42,193 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $332,407. Of this amount, approximately $230,297 was a result of rebalancing costs and approximately $102,110 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2010, total commissions accrued to brokers amounted to $423,277. Of this amount, approximately $353,423 was a result of rebalancing costs and approximately $69,854 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily a result of a reduction in the liability for futures trades taken during the three months ended December 31, 2012. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USOF’s total net assets during the three months ended December 31, 2011. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of commissions during the three months ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2012 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2011 represented approximately 0.11% of average daily total net assets and the figure for the three months ended December 31, 2010 represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ended December 31, 2012.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with USOF’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2012, USOF earned $121,421 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USOF purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2011 and 2010, USOF earned $51,884 and $219,483, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%, respectively. USOF purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. USOF did not purchase Treasuries during the three months ended December 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and lower compared to the three months ended December 31, 2010. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was higher during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and lower as compared to the three months ended December 31, 2010.

Tracking USOF’s Benchmark. USCF seeks to manage USOF’s portfolio such that average daily changes in its per unit NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USOF’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USOF’s portfolio management goals do not include trying to make the nominal price of USOF’s per unit NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts.

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Benchmark Oil Futures Contract was 0.209%, while the simple average daily change in the per unit NAV of USOF over the same time period was 0.206%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was (1.444)%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to December 31, 2012, the simple average daily change in the Benchmark Oil Futures Contract was (0.016)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.014)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.485%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of USOF as measured by changes in its per unit NAV was (12.21)%. This is based on an initial per unit NAV of $38.07 on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $33.42. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $33.64 as of December 31, 2012, for a total return over the relevant time period of (11.64)%. The difference between the actual per unit NAV total return of USOF of (12.21)% and the expected total return based on the Benchmark Oil Futures Contract of (11.64)% was an error over the time period of (0.57)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the year ended December 31, 2012, USOF earned dividend and interest income of $397,374, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, USOF also collected $190,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2012, USOF incurred total expenses of $8,955,036. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(8,367,662), which is equivalent to a weighted average net income rate of approximately (0.65)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USOF as measured by changes in its per unit NAV was (2.31)%. This was based on an initial per unit NAV of $38.97 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $38.07. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $38.82 as of December 31, 2011, for a total return over the relevant time period of (1.67)%. The difference between the actual per unit NAV total return of USOF of (2.31)% and the expected total return based on the Benchmark Oil Futures Contract of (1.67)% was an error over the time period of (0.64)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USOF earned dividend and interest income of $265,966, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, USOF also collected $279,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2011, USOF incurred total expenses of $9,804,068. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(9,259,102), which is equivalent to a weighted average net income rate of approximately (0.62)% for the year ended December 31, 2011.

By comparison, for the year ended December 31, 2010, the actual total return of USOF as measured by changes in its per unit NAV was (0.49)%. This was based on an initial per unit NAV of $39.16 on December 31, 2009 and an ending per unit NAV as of December 31, 2010 of $38.97. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $39.23 as of December 31, 2010, for a total return over the relevant time period of 0.20%. The difference between the actual per unit NAV total return of USOF of (0.49)% and the expected total return based on the Benchmark Oil Futures Contract of 0.20% was an error over the time period of (0.69)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the year ended December 31, 2010, USOF earned dividend and interest income of $827,051, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the year ended December 31, 2010, USOF also collected $197,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the year ended December 31, 2010, USOF incurred total expenses of $12,618,833. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(11,594,782), which is equivalent to a weighted average net income rate of approximately (0.60)% for the year ended December 31, 2010.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the daily changes in the per unit NAV of USOF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash, cash equivalents and Treasuries. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2012, USOF earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.15% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.67)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USOF will continue to be higher than interest earned by USOF. As such, USCF anticipates that USOF will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by USOF.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2012, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2003 and December 31, 2012.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the year ended December 31, 2012.

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

Crude Oil Market. During the year ended December 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the year ended December 31, 2012. On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished 2012 approximately 7.1% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2003 and 2012, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in diesel-heating oil and unleaded gasoline. Finally, crude oil had a positive, yet weaker, correlation with large cap U.S. equities, global equities and natural gas.

Correlation Matrix December 31, 2003-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.275)	0.965	0.227	0.290	0.069	0.346
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.260)	(0.233)	(0.162)	0.055	(0.217)
Global Equities (FTSE World Index)			1.000	0.278	0.363	0.119	0.423
Unleaded Gasoline				1.000	0.721	0.281	0.734
Diesel-Heating Oil					1.000	0.485	0.831
Natural Gas						1.000	0.366
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2012, crude oil had a stronger positive correlation with domestic and global equities. The correlation of crude oil with the movements of diesel-heating oil was stronger compared to what it had displayed over the ten-year period ended December 31, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been moderately correlated over the ten-year period ended December 31, 2012, displayed results that indicated that they had a stronger positive correlation over this shorter time period. Unleaded gasoline still had a positive, yet much weaker, correlation during the one-year period as compared to the ten-year period ended December 31, 2012. Crude oil and natural gas, which had been positively correlated over the ten-year period, were essentially weakly negatively correlated over the shorter time frame. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended December 31, 2012, were moderately negatively correlated over this more recent time period.

Correlation Matrix Year Ended December 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.652)	0.943	0.735	0.733	(0.210)	0.639
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.652)	(0.361)	(0.411)	0.121	(0.350)
Global Equities (FTSE World Index)			1.000	0.567	0.763	(0.083)	0.698
Unleaded Gasoline				1.000	0.598	(0.457)	0.515
Diesel-Heating Oil					1.000	(0.203)	0.890
Natural Gas						1.000	(0.212)
Crude Oil							1.000

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

The correlations between crude oil, natural gas, diesel-heating oil and gasoline are relevant because USCF endeavors to invest USOF’s assets in Oil Futures Contracts and Other Oil-Related Investments so that daily changes in percentage terms in USOF’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the crude Oil Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract will closely correlate with daily changes in percentage terms in the spot price of light, sweet crude oil.

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

USOF currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USOF’s account at the Custodian and in Treasuries at the FCM. Income received from USOF’s investments in money market funds and Treasuries is paid to USOF. During the years ended December 31, 2012 and 2011, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2012 and 2011, USOF was forced to use other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2012, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the year ended December 31, 2012, the only foreign exchange on which USOF made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2012, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $1,173,767,770 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2012, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of December 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

USOF’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USOF’s NAV, currently 0.45% of NAV on its average daily total net assets.

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

As of December 31, 2012, USOF’s portfolio consisted of 10,886 Crude Oil Futures CL February 2013 Contracts traded on the NYMEX and 2,000 WTI Crude Oil Futures February 2013 Contracts traded on the ICE Futures. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

During the year ended December 31, 2012, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

Item 8.    Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USOF’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2012, USOF’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012, of the Fund and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 27, 2013

United States Oil Fund, LP

Statements of Financial Condition

At December 31, 2012 and 2011

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 5)	$1,019,006,171	$838,608,739
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	154,761,599	303,665,981
Unrealized gain (loss) on open commodity futures contracts	67,180,420	(6,472,310)
Receivable for units sold	–	38,074,230
Dividend receivable	20,182	10,659
Interest receivable	–	202
Other assets	380,835	506,897

Total assets	$1,241,349,207	$1,174,394,398

Liabilities and Partners’ Capital
Investment payable	$–	$553
Payable for units redeemed	56,390,127	64,726,191
Professional fees payable	1,200,671	1,137,607
General Partner management fees payable (Note 3)	516,449	445,715
License fees payable	51,035	54,699
Brokerage commissions payable	44,461	32,186
Directors’ fees payable	42,976	38,412
Other liabilities	153	153

Total liabilities	58,245,872	66,435,516

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	–	–
Limited Partners	1,183,103,335	1,107,958,882

Total Partners’ Capital	1,183,103,335	1,107,958,882

Total liabilities and partners’ capital	$1,241,349,207	$1,174,394,398

Limited Partners’ units outstanding	35,400,000	29,100,000

Net asset value per unit	$33.42	$38.07

Market value per unit	$33.37	$38.11

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures February 2013 contracts, expiring January 2013	2,000	$9,680,000	0.82

United States Contracts
NYMEX Crude Oil Futures CL February 2013 contracts, expiring January 2013	10,886	57,500,420	4.86

Total Open Futures Contracts	12,886	$67,180,420	5.68

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 1/17/2013	$120,000,000	$119,994,933	10.14
0.05%, 5/02/2013	100,000,000	99,981,771	8.45

Total Treasury Obligations		219,976,704	18.59

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	137,053,627	137,053,627	11.59
Goldman Sachs Financial Square Funds - Government Fund - Class FS	207,792,941	207,792,941	17.56
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	201,057,695	201,057,695	16.99
Wells Fargo Advantage Government Money Market Fund - Class I	200,009,958	200,009,958	16.91

Total Money Market Funds		745,914,221	63.05

Total Cash Equivalents		$965,890,925	81.64

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

United States Oil Fund, LP

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(196,807,460)	$201,717,550	$210,513,966
Change in unrealized gain (loss) on open positions	73,652,730	(50,432,650)	(140,317,710)
Dividend income	221,143	193,961	777,411
Interest income	176,231	72,005	49,640
Other income	190,000	279,000	197,000

Total income (loss)	(122,567,356)	151,829,866	71,220,307

Expenses
General Partner management fees (Note 3)	5,751,949	6,761,103	8,633,654
Professional fees	1,299,277	881,228	1,127,427
Brokerage commissions	1,298,827	1,529,433	1,928,711
License fees	191,732	353,950	457,809
Registration fees	176,971	47,450	57,390
Directors’ fees	132,405	120,905	350,085
Other expenses	103,875	109,999	63,757

Total expenses	8,955,036	9,804,068	12,618,833

Net income (loss)	$(131,522,392)	$142,025,798	$58,601,474

Net loss per limited partnership unit	$(4.65)	$(0.90)	$(0.19)

Net income (loss) per weighted average limited partnership unit	$(3.62)	$3.57	$1.11

Weighted average limited partnership units outstanding	36,296,721	39,764,384	52,890,959

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$–	$2,471,252,817	$2,471,252,817
Addition of 85,600,000 partnership units	–	3,047,157,141	3,047,157,141
Redemption of 102,800,000 partnership units	–	(3,788,403,860)	(3,788,403,860)
Net income	–	58,601,474	58,601,474

Balances, at December 31, 2010	–	1,788,607,572	1,788,607,572
Addition of 138,300,000 partnership units	–	5,159,411,628	5,159,411,628
Redemption of 155,100,000 partnership units	–	(5,982,086,116)	(5,982,086,116)
Net income	–	142,025,798	142,025,798

Balances, at December 31, 2011	–	1,107,958,882	1,107,958,882
Addition of 100,100,000 partnership units	–	3,503,707,052	3,503,707,052
Redemption of 93,800,000 partnership units	–	(3,297,040,207)	(3,297,040,207)
Net loss	–	(131,522,392)	(131,522,392)

Balances, at December 31, 2012	$–	$1,183,103,335	$1,183,103,335

Net Asset Value Per Unit:
At December 31, 2009			$39.16

At December 31, 2010			$38.97

At December 31, 2011			$38.07

At December 31, 2012			$33.42

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(131,522,392)	$142,025,798	$58,601,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	148,904,382	(49,162,371)	68,166,941
Unrealized (gain) loss on futures contracts	(73,652,730)	50,432,650	140,317,710
(Increase) decrease in dividend receivable	(9,523)	38,126	35,131
(Increase) decrease in interest receivable	202	(202)	–
Decrease in other assets	126,062	66,609	49,619
Increase (decrease) in investment payable	(553)	553	–
Increase (decrease) in professional fees payable	63,064	(209,823)	(556,099)
Increase (decrease) in General Partner management fees payable	70,734	(252,602)	(212,960)
Decrease in license fees payable	(3,664)	(56,539)	(21,546)
Increase (decrease) in brokerage commissions payable	12,275	(27,000)	(52,200)
Increase (decrease) in directors’ fees payable	4,564	(5,050)	17,503
Increase in other liabilities	–	153	–

Net cash provided by (used in) operating activities	(56,007,579)	142,850,302	266,345,573

Cash Flows from Financing Activities:
Addition of partnership units	3,541,781,282	5,121,337,398	3,047,157,141
Redemption of partnership units	(3,305,376,271)	(5,948,534,053)	(3,862,972,802)

Net cash provided by (used in) financing activities	236,405,011	(827,196,655)	(815,815,661)

Net Increase (Decrease) in Cash and Cash Equivalents	180,397,432	(684,346,353)	(549,470,088)

Cash and Cash Equivalents, beginning of year	838,608,739	1,522,955,092	2,072,425,180

Cash and Cash Equivalents, end of year	$1,019,006,171	$838,608,739	$1,522,955,092

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USOF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2012, USOF held 10,886 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2012, USOF had registered a total of 1,627,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USOF earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USOF earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USOF is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USOF receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USOF’s statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at December 31, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2012, 2011 and 2010, USOF incurred $176,971, $47,450 and $57,390, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2012 was $235,481. For the year ended December 31, 2011, these fees and expenses were $607,582 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2011 was $229,954. For the year ended December 31, 2010, these fees and expenses were $1,107,140 for USOF and the Related Public Funds, other than USCI, CPER, USAG and USMI. USOF’s portion of such fees and expenses for the year ended December 31, 2010 was $413,042. Effective as of April 1, 2010, USOF became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USOF and the Related Public Funds, except USCI, CPER, USAG and USMI.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2012, 2011 and 2010, USOF incurred $191,732, $353,950 and $457,809, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs were approximately $1,000,000 for the each of the year ended December 31, 2012 and approximately $1,200,000 for the years ended December 2011 and 2010.

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

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to 15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USOF issues units as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USOF redeems units as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2012, total commissions accrued to brokers amounted to $1,298,827. Of this amount, approximately $1,061,305 was a result of rebalancing costs and approximately $237,522 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $1,529,433. Of this amount, approximately $1,148,618 was a result of rebalancing costs and approximately $380,815 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $1,928,711. Of this amount, approximately $1,645,732 was a result of rebalancing costs and approximately $282,979 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a result of the decrease in USOF’s average total net assets during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in the total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of Oil Futures Contracts being held and traded as a result of the decrease in USOF’s total net assets and the increase in the price of Oil Futures Contracts during the year ended December 31, 2011. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a smaller amount of brokerage commissions. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2012 represents approximately 0.10% of average total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.10% of average total net assets and the figure for the year ended December 31, 2010 represented approximately 0.10% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOF were exchange-traded through December 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2012 and December 31, 2011, USOF held investments in money market funds in the amounts of $745,914,221 and $595,703,156, respectively. USOF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and December 31, 2011, USOF held cash deposits and investments in Treasuries in the amounts of $427,853,549 and $546,571,564, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USOF’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USOF are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Per Unit Operating Performance:

Net asset value, beginning of year	$38.07	$38.97	$39.16
Total income (loss)	(4.40)	(0.65)	0.05
Total expenses	(0.25)	(0.25)	(0.24)

Net decrease in net asset value	(4.65)	(0.90)	(0.19)

Net asset value, end of year	$33.42	$38.07	$38.97

Total Return	(12.21)%	(2.31)%	(0.49)%

Ratios to Average Net Assets
Total income (loss)	(9.59)%	10.10%	3.71%

Expenses excluding management fees	0.25%	0.20%	0.21%

Management fees	0.45%	0.45%	0.45%

Net income (loss)	(10.29)%	9.45%	3.05%

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USOF.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$40,983,839	$(227,301,113)	$80,817,737	$(17,067,819)
Total Expenses	2,243,468	2,172,632	2,223,828	2,315,108

Net Income (Loss)	$38,740,371	$(229,473,745)	$78,593,909	$(19,382,927)

Net Income (Loss) per Unit	$1.14	$(7.32)	$2.29	$(0.76)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$239,288,397	$(152,979,693)	$(211,787,262)	$277,308,424
Total Expenses	3,139,678	2,639,361	2,044,920	1,980,109

Net Income (Loss)	$236,148,719	$(155,619,054)	$(213,832,182)	$275,328,315

Net Income (Loss) per Unit	$3.67	$(5.21)	$(6.77)	$7.41

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

The following table summarizes the valuation of USOF’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$965,890,925	$965,890,925	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	9,680,000	9,680,000	—	—
United States Contracts	57,500,420	57,500,420	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$746,071,600	$746,071,600	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,475,000)	(2,475,000)	—	—
United States Contracts	(3,997,310)	(3,997,310)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011

Futures -
Commodity Contracts	Assets	$67,180,420	$(6,472,310)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(196,807,460)		$201,717,550		$210,513,966

	Change in unrealized gain (loss) on open positions		$73,652,730		$(50,432,650)		$(140,317,710)

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

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund, Inc. from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. Mr. Ngim has acted as Portfolio Manager for USCI, CPER ,USAG and USMI since January 31, 2013. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USOF and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim was Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013 when such fund was liquidated, Trustee of the Ameristock ETF Trust from February 2007 to June 2008, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008, when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry.

The following individuals provide significant services to USOF but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

Ray W. Allen acts as a Portfolio Manager for USOF, US12OF, USSO and USBO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF from March 25, 2008 to November 1, 2012. He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO. Mr. Allen also acted as a Portfolio Manager for UGA, USDHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 56 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective as of February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USOF and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USOF. Ray Allen and John Hyland make trading and investment decisions for USOF. John Love and Ray Allen execute trades on behalf of USOF. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USOF does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USOF and other entities controlled by USCF. USOF does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USOF pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of its average daily net assets. For 2012, USOF accrued aggregate management fees of $5,751,949.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012, by the directors of USCF. USOF’s portion of the aggregate fees paid to the directors for the year ended December 31, 2012 was $132,405.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(2)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USOF or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to USOF by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$160,000	$160,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$160,000	$160,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 62.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(5)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(6)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(7)	License Agreement.
10.7(8)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(2)	Custodian Agreement.
10.9(2)	Amendment Agreement to the Custodian Agreement.
10.10(5)	Second Amendment Agreement to the Custodian Agreement.
10.11(2)	Administrative Agency Agreement.
10.12(2)	Amendment Agreement to the Administrative Agency Agreement.
10.13(5)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(9)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(6)	Code of Ethics.
23.1(6)	Consent of Independent Registered Public Accounting Firm.
31.1(6)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(6)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(6)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(6)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(10)	XBRL Instance Document.
101.SCH(10)	XBRL Taxonomy Extension Schema.
101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(10)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(6)	Filed herewith.
(7)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(10)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: February 27, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 27, 2013
Nicholas D. Gerber

/s/ Howard Mah	Management Director	February 27, 2013
Howard Mah

/s/ Andrew Ngim	Management Director	February 27, 2013
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	February 27, 2013
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2013
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2013
Malcolm R. Fobes III