Form 10-Q
period 2013-03-31
United States Oil Fund, LP
filed 2013-05-10
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES OIL FUND, LP

 Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$852,052,107	$1,019,006,171
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	117,452,270	154,761,599
Unrealized gain on open commodity futures contracts	50,464,370	67,180,420
Receivable for units sold	45,233,682	–
Dividend receivable	14,079	20,182
Other assets	327,568	380,835

Total assets	$1,065,544,076	$1,241,349,207

Liabilities and Partners' Capital
Payable for units redeemed	$48,311,611	$56,390,127
Professional fees payable	776,836	1,200,671
General Partner management fees payable (Note 3)	376,786	516,449
License fees payable	41,798	51,035
Brokerage commissions payable	37,461	44,461
Other liabilities	40,169	43,129

Total liabilities	49,584,661	58,245,872

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	1,015,959,415	1,183,103,335
Total Partners' Capital	1,015,959,415	1,183,103,335

Total liabilities and partners' capital	$1,065,544,076	$1,241,349,207

Limited Partners' units outstanding	29,200,000	35,400,000
Net asset value per unit	$34.79	$33.42
Market value per unit	$34.75	$33.37

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures May 2013 contracts, expiring April 2013	2,000	$10,520,000	1.04

United States Contracts
NYMEX WTI Crude Oil Futures CL May 2013 contracts, expiring April 2013	8,450	39,944,370	3.93
Total Open Futures Contracts	10,450	$50,464,370	4.97

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 5/02/2013	$100,000,000	$99,995,330	9.84
0.08%, 5/30/2013	97,000,000	96,988,077	9.55
Total Treasury Obligations		196,983,407	19.39

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	57,053,627	57,053,627	5.61
Goldman Sachs Financial Square Funds - Government Fund - Class FS	157,792,941	157,792,941	15.53
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	201,057,695	201,057,695	19.79
Wells Fargo Advantage Government Money Market Fund - Class I	200,009,958	200,009,958	19.69
Total Money Market Funds		615,914,221	60.62
Total Cash Equivalents		$812,897,628	80.01

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$63,627,270	$85,764,740
Change in unrealized loss on open positions	(16,716,050)	(44,897,230)
Dividend income	42,696	36,097
Interest income	42,706	43,232
Other income	38,000	37,000

Total income	47,034,622	40,983,839

Expenses
General Partner management fees (Note 3)	1,192,949	1,518,025
Professional fees	301,175	295,495
Brokerage commissions	249,623	307,757
Registration fees	112,963	11,830
Other expenses	92,341	110,361

Total expenses	1,949,051	2,243,468

Net income	$45,085,571	$38,740,371
Net income per limited partnership unit	$1.37	$1.14
Net income per weighted average limited partnership unit	$1.43	$1.13
Weighted average limited partnership units outstanding	31,525,556	34,348,352

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$1,183,103,335	$1,183,103,335
Addition of 12,000,000 partnership units	–	408,618,512	408,618,512
Redemption of 18,200,000 partnership units	–	(620,848,003)	(620,848,003)
Net income	–	45,085,571	45,085,571

Balances, at March 31, 2013	$–	$1,015,959,415	$1,015,959,415

Net Asset Value Per Unit:
At December 31, 2012			$33.42
At March 31, 2013			$34.79

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income	$45,085,571	$38,740,371
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	37,309,329	34,521,212
Unrealized loss on open futures contracts	16,716,050	44,897,230
(Increase) decrease in dividend receivable	6,103	(4,394)
Increase in interest receivable	–	(315)
(Increase) decrease in other assets	53,267	(68,861)
Decrease investment payable	–	(553)
Decrease in professional fees payable	(423,835)	(527,498)
Increase (decrease) in General Partner management fees payable	(139,663)	121,157
Increase (decrease) in license fees payable	(9,237)	50,601
Increase (decrease) in brokerage commissions payable	(7,000)	10,400
Increase (decrease) in other liabilities	(2,960)	9,516
Net cash provided by operating activities	98,587,625	117,748,866

Cash Flows from Financing Activities:
Addition of partnership units	363,384,830	963,306,333
Redemption of partnership units	(628,926,519)	(713,383,728)
Net cash provided by (used in) financing activities	(265,541,689)	249,922,605

Net Increase (Decrease) in Cash and Cash Equivalents	(166,954,064)	367,671,471

Cash and Cash Equivalents, beginning of period	1,019,006,171	838,608,739
Cash and Cash Equivalents, end of period	$852,052,107	$1,206,280,210

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USOF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2013, USOF held 8,450 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 2,000 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

USOF commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USOF. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2013, USOF had registered a total of 1,627,000,000 units.

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

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2013 and 2012, USOF incurred $112,963 and $11,830, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance for USOF and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USOF and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2013 and 2012, USOF incurred $39,765 and $50,601, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2013.

Other Expenses and Fees

In addition to the fees described above, USOF pays all brokerage fees and other expenses in connection with the operation of USOF, excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 — CONTRACTS AND AGREEMENTS

USOF is party to a marketing agent agreement, dated as of March 13, 2006, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USOF as outlined in the agreement. The fees of the Marketing Agent, which are borne by USCF, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 – $500 million; 0.04% on USOF’s assets from $500 million – $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of USOF’s offering.

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

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USOF issues units as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USOF redeems units as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $249,623. Of this amount, approximately $210,544 was a result of rebalancing costs and approximately $28,667 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $307,757. Of this amount, approximately $252,459 was a result of rebalancing costs and approximately $53,797 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a result of the decrease in USOF’s average total net assets during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.09% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOF were exchange-traded through March 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2013 and December 31, 2012, USOF held investments in money market funds in the amounts of $615,914,221 and $745,914,221, respectively. USOF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, USOF held cash deposits and investments in Treasuries in the amounts of $353,590,156 and $427,853,549, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USOF’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$33.42	$38.07
Total income (loss)	1.43	1.21
Total expenses	(0.06)	(0.07)
Net increase in net asset value	1.37	1.14
Net asset value, end of period	$34.79	$39.21

Total Return	4.10%	2.99%

Ratios to Average Net Assets
Total income (loss)	4.37%	3.02%
Expenses excluding management fees*	0.28%	0.21%
Management fees*	0.45%	0.45%
Net income (loss)	4.19%	2.86%

*	Annualized

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

The following table summarizes the valuation of USOF’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$812,897,628	$812,897,628	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	10,520,000	10,520,000	—	—
United States Contracts	39,944,370	39,944,370	—	—

 During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$965,890,925	$965,890,925	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	9,680,000	9,680,000	—	—
United States Contracts	57,500,420	57,500,420	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$50,464,370	$67,180,420

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$63,627,270		$85,764,740

	Change in unrealized loss on open positions		$(16,716,050)		$(44,897,230)

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

USOF is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include all futures contracts including exchange-traded futures contracts.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$50,464,370	$-	$50,464,370

At December 31, 2012:
Futures contracts	$67,180,420	$-	$67,180,420

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
UBS Securities	$50,464,370	$-	$-	$50,464,370

At December 31, 2012:
UBS Securities	$67,180,420	$-	$-	$67,180,420

NOTE 9 — SUBSEQUENT EVENTS

USOF has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USOF is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USOF and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USOF could be ordered to reduce its aggregate position back to the accountability level. As of March 31, 2013, USOF held 8,450 NYMEX Crude Oil Futures CL contracts and 2,000 ICE WTI Crude Oil Futures Contracts. USOF exceeded accountability levels of the NYMEX during the three months ended March 31, 2013, when it held a maximum of 10,958 Crude Oil Futures CL contracts, exceeding the “any” month limit. No action was taken by the NYMEX and USOF did not reduce the number of Futures Contracts held as a result. USOF did not exceed any accountability levels imposed by ICE Futures for the three months ended March 31, 2013.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2013, USOF did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USOF are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USOF, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USOF may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USOF, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USOF to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USOF.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USOF to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USOF is authorized to engage in that may ultimately impact the ability of USOF to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require USOF to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 30, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USOF) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USOF), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on USOF is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) and a swaps firm (pending) with the CFTC, is authorized by the Sixth Amended and Restated Agreement of Limited Partnership of USOF (the “LP Agreement”) to manage USOF. USCF is authorized by USOF in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2013 and exhibited moderate daily swings along with an uneven downward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $91.82 per barrel. The low of the period was on March 4, 2013 when the price dropped to $90.12 per barrel. The high of the period was on February 12, 2013 when the price reached $98.07 per barrel. The period ended with the Benchmark Oil Futures Contract at $97.23 per barrel, up approximately 5.89% over the period. USOF’s per unit NAV began the period at $33.42 and ended the period at $34.79 on March 31, 2013, an increase of approximately 4.10% over the period. USOF’s per unit NAV reached its high for the period on January 30, 2013 at $35.46 and reached its low for the period on March 4, 2013 at $32.43. The Benchmark Oil Futures Contract prices listed above began with the February 2013 contracts and ended with the May 2013 contracts. The increase of approximately 5.89% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the three months ended March 31, 2013, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the three months ended March 31, 2012, crude oil inventories maintained present levels, which contributed to the crude oil futures market remaining in contango through the end of March 2013. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On April 10, 2006, USOF listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “USO.” On that day, USOF established its initial offering price at $67.39 per unit and issued 200,000 units to the initial authorized purchaser in exchange for $13,479,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USOF’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2013, USOF had issued 811,200,000 units, 29,200,000 of which were outstanding. As of March 31, 2013, there were 815,800,000 units registered but not yet issued.

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

As of March 31, 2013, USOF had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., Pru Global Securities, LLC, RBC Capital Markets Corporation, SG Americas Securities LLC, Timber Hill LLC, Virtu Financial Capital Markets, Virtu Financial DB LLC and Wedbush Securities Inc.

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

As of March 31, 2013, the total unrealized gain on Oil Futures Contracts owned or held on that day was $50,464,370 and USOF established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $969,504,377. USOF held 87.89% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 12.11% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $34.79.

By comparison, as of March 31, 2012, the total unrealized loss on Oil Futures Contracts owned or held on that day was $51,369,540 and USOF established cash deposits and investments in Treasuries and money market funds that were equal to $1,475,424,979. USOF held 81.76% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 18.24% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2013, as compared to March 31, 2012, was the result of USOF’s smaller size as of March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $39.21. The decrease in the per unit NAV for March 31, 2013, as compared to March 31, 2012, was primarily a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts that USOF had invest in between the period ended March 31, 2012 and the period ended March 31, 2013.

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

During the three months ended March 31, 2013, the average daily total net assets of USOF were $1,075,126,839. The management fee incurred by USOF during the period amounted to $1,192,949. By comparison, during the three months ended March 31, 2012, the average daily total net assets of USOF were $1,356,769,973. The management fee paid by USOF during the period amounted to $1,518,025.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2013 was $756,102, as compared to $725,443 for the three months ended March 31, 2012. The increase in total expenses excluding management fees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily due to an increased amortization rate for registration expenses during the three months ended March 31, 2013. For the three months ended March 31, 2013, USOF incurred $112,963 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2012, USOF incurred $11,830 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to amortization of prepaid registration costs during the three months ended March 31, 2013.

USOF is responsible for paying its portion of the directors’ and officers’ liability insurance of USOF and the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USOF and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USOF shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USOF and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for USOF and the Related Public Funds. USOF’s portion of such fees and expenses for the year ended December 31, 2012 was $235,481.

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $249,623. Of this amount, approximately $210,544 was a result of rebalancing costs and approximately $28,667 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $307,757. Of this amount, approximately $252,459 was a result of rebalancing costs and approximately $53,797 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USOF’s total net assets during the three months ended March 31, 2013. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a lower amount of brokerage commissions during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.09% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,200,000 for the year ending December 31, 2013.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2013, USOF earned $85,402 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, USOF earned $79,329 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. USOF purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was higher during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

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

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Benchmark Oil Futures Contract was 0.024%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.026)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was (1.683)%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to March 31, 2013, the simple average daily change in the Benchmark Oil Futures Contract was (0.13)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.011)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.422%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

For the three months ended March 31, 2013, the actual total return of USOF as measured by changes in its per unit NAV was 4.10%. This is based on an initial per unit NAV of $33.42 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $34.79. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $34.85 as of March 31, 2013, for a total return over the relevant time period of 4.28%. The difference between the actual per unit NAV total return of USOF of 4.10% and the expected total return based on the Benchmark Oil Futures Contract of 4.28% was an error over the time period of (0.18)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USOF earned dividend and interest income of $85,402, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, USOF also collected $38,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the three months ended March 31, 2013, USOF incurred total expenses of $1,949,051. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(1,825,649), which is equivalent to an annualized weighted average net income rate of approximately (0.69)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of USOF as measured by changes in its per unit NAV was 2.99%. This was based on an initial per unit NAV of $38.07 as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $39.21. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $39.26 as of March 31, 2012, for a total return over the relevant time period of 3.13%. The difference between the actual per unit NAV total return of USOF of 2.99% and the expected total return based on the Benchmark Oil Futures Contract of 3.13% was an error over the time period of (0.14)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USOF earned dividend and interest income of $79,329, which was equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the three months ended March 31, 2012, USOF also collected $37,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the three months ended March 31, 2012, USOF incurred total expenses of $2,243,468. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,127,139), which was equivalent to an annualized weighted average net income rate of approximately (0.63)% for the three months ended March 31, 2012.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per unit NAV of USOF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash, cash equivalents and Treasuries. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2013, USOF earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.70)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USOF will continue to be higher than interest earned by USOF. As such, USCF anticipates that USOF will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USOF.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2013, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2003 and March 31, 2013.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the three months ended March 31, 2013.

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

Crude Oil Market. During the three months ended March 31, 2013, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished the first quarter of 2013 approximately 5.89% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2003 and March 31, 2013, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil had a positive correlation to movements in diesel-heating oil and unleaded gasoline.

Correlation Matrix March 31, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.266)	0.965	0.260	0.373	0.111	0.393
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.266)	(0.260)	0.011	(0.271)
Global Equities (FTSE World Index)			1.000	0.305	0.443	0.152	0.462
Unleaded Gasoline				1.000	0.765	0.262	0.732
Diesel-Heating Oil					1.000	0.382	0.851
Natural Gas						1.000	0.324
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2013, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of diesel-heating oil was stronger compared to what it had displayed over the ten-year period ended March 31, 2013. Notably, the correlation between crude oil and large cap U.S. equities, which had been weakly correlated over the ten-year period ended March 31, 2013, displayed results that indicated that they had a stronger positive correlation over this shorter time period. Unleaded gasoline still had a positive, yet weaker, correlation during the one-year period as compared to the ten-year period ended March 31, 2013. Crude oil and natural gas, which had been positively correlated over the ten-year period, were essentially weakly negatively correlated over the shorter time frame. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2013, were moderately negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.723)	0.919	0.741	0.635	(0.063)	0.674
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.737	(0.469)	(0.425)	0.314	(0.359)
Global Equities (FTSE World Index)			1.000	0.575	0.725	0.011	0.727
Unleaded Gasoline				1.000	0.586	(0.320)	0.588
Diesel-Heating Oil					1.000	(0.255)	0.867
Natural Gas						1.000	(0.223)
Crude Oil							1.000

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USOF’s account at its custodian bank and in Treasuries at the FCM. Income received from USOF’s investments in money market funds and Treasuries is paid to USOF. During the three months ended March 31, 2013, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2013, USOF used other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2013, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the three months ended March 31, 2013, the only foreign exchange on which USOF made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2013, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $969,504,377 with the custodian and FCM. Some or all of these amounts may be subject to loss should USOF’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2013, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of March 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2013, USOF’s portfolio consisted of 8,450 WTI Crude Oil Futures CL May 2013 Contracts traded on the NYMEX and 2,000 WTI Crude Oil Futures May 2013 Contracts traded on the ICE Futures Europe. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

During the three months ended March 31, 2013, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USOF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013.

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

Date: May 10, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2013

