Form 10-Q
period 2013-06-30
United States Oil Fund, LP
filed 2013-08-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$780,316,999	$1,019,006,171
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	90,902,261	154,761,599
Unrealized gain on open commodity futures contracts	5,111,420	67,180,420
Receivable for units sold	23,939,678	–
Dividend receivable	10,611	20,182
Other assets	194,278	380,835

Total assets	$900,475,247	$1,241,349,207

Liabilities and Partners' Capital
Payable for units redeemed	$81,817,789	$56,390,127
Professional fees payable	885,913	1,200,671
General Partner management fees payable (Note 3)	298,441	516,449
License fees payable	34,917	51,035
Brokerage commissions payable	29,461	44,461
Other liabilities	38,304	43,129

Total liabilities	83,104,825	58,245,872

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	817,370,422	1,183,103,335
Total Partners' Capital	817,370,422	1,183,103,335

Total liabilities and partners' capital	$900,475,247	$1,241,349,207

Limited Partners' units outstanding	23,900,000	35,400,000
Net asset value per unit	$34.20	$33.42
Market value per unit	$34.18	$33.37

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE WTI Crude Oil Futures T August 2013 contracts, expiring July 2013	800	$648,000	0.08

United States Contracts
NYMEX WTI Crude Oil Futures CL August 2013 contracts, expiring July 2013	7,666	4,463,420	0.55
Total Open Futures Contracts*	8,466	$5,111,420	0.63

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 10/31/2013	$100,000,000	$99,974,583	12.23
0.06%, 11/21/2013	70,000,000	69,983,317	8.57
Total Treasury Obligations		169,957,900	20.80

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	53,627	53,627	0.00
Goldman Sachs Financial Square Funds - Government Fund - Class FS	107,792,941	107,792,941	13.19
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	201,057,695	201,057,695	24.60
Wells Fargo Advantage Government Money Market Fund - Class I	200,009,958	200,009,958	24.47
Total Money Market Funds		508,914,221	62.26
Total Cash Equivalents		$678,872,121	83.06

*	Collateral amounted to $90,899,781 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$39,679,540	$(294,745,220)	$103,306,810	$(208,980,480)
Change in unrealized gain (loss) on open positions	(45,352,950)	67,289,580	(62,069,000)	22,392,350
Dividend income	33,926	73,224	76,622	109,321
Interest income	41,515	27,303	84,221	70,535
Other income	78,000	54,000	116,000	91,000

Total income (loss)	(5,519,969)	(227,301,113)	41,514,653	(186,317,274)

Expenses
General Partner management fees (Note 3)	983,255	1,372,870	2,176,204	2,890,895
Professional fees	371,693	359,041	672,868	654,536
Brokerage commissions	237,090	323,199	486,713	630,956
Registration fees	114,217	11,830	227,180	23,660
Other expenses	82,067	105,692	174,408	216,053

Total expenses	1,788,322	2,172,632	3,737,373	4,416,100

Net income (loss)	$(7,308,291)	$(229,473,745)	$37,777,280	$(190,733,374)
Net income (loss) per limited partnership unit	$(0.59)	$(7.32)	$0.78	$(6.18)
Net income (loss) per weighted average limited partnership unit	$(0.28)	$(6.59)	$1.31	$(5.51)
Weighted average limited partnership units outstanding	26,128,571	34,840,659	28,812,155	34,594,505

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$1,183,103,335	$1,183,103,335
Addition of 42,200,000 partnership units	–	1,415,538,906	1,415,538,906
Redemption of 53,700,000 partnership units	–	(1,819,049,099)	(1,819,049,099)
Net income	–	37,777,280	37,777,280

Balances, at June 30, 2013	$–	$817,370,422	$817,370,422

Net Asset Value Per Unit:
At December 31, 2012			$33.42
At June 30, 2013			$34.20

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$37,777,280	$(190,733,374)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	63,859,338	8,370,757
Unrealized (gain) loss on open futures contracts	62,069,000	(22,392,350)
(Increase) decrease in dividend receivable	9,571	(12,376)
Decrease in interest receivable	–	202
(Increase) decrease in other assets	186,557	(31,760)
Decrease in investment payable	–	(553)
Decrease in professional fees payable	(314,758)	(500,369)
Decrease in General Partner management fees payable	(218,008)	(12,849)
Decrease in license fees payable	(16,118)	(6,904)
Increase (decrease) in brokerage commissions payable	(15,000)	15,025
Increase (decrease) in other liabilities	(4,825)	6,474
Net cash provided by (used in) operating activities	163,333,037	(205,298,077)

Cash Flows from Financing Activities:
Addition of partnership units	1,391,599,228	1,899,495,690
Redemption of partnership units	(1,793,621,437)	(1,504,063,699)
Net cash provided by (used in) financing activities	(402,022,209)	395,431,991

Net Increase (Decrease) in Cash and Cash Equivalents	(238,689,172)	190,133,914

Cash and Cash Equivalents, beginning of period	1,019,006,171	838,608,739
Cash and Cash Equivalents, end of period	$780,316,999	$1,028,742,653

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USOF”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USOF is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USOF’s units traded on the American Stock Exchange (the “AMEX”). USOF will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USOF is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USOF’s expenses. It is not the intent of USOF to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USOF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USOF, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USOF accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2013, USOF held 7,666 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and 800 Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USOF initially registered 17,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USOF listed its units on the AMEX under the ticker symbol “USO”. On that day, USOF established its initial per unit NAV by setting the price at $67.39 and issued 200,000 units in exchange for $13,479,000. USOF also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2013, USOF had registered a total of 957,700,000 units.

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

In accordance with GAAP, USOF is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USOF files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USOF is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USOF recording a tax liability that reduces net assets. However, USOF’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USOF recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USOF pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, USOF incurred $227,180 and $23,660, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USOF entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USOF and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2013 and 2012, USOF incurred $72,540 and $96,363, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2013.

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

The above fees do not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USOF has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USOF in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through UBS Securities for USOF’s account. In accordance with the agreement, UBS Securities charges USOF commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USOF issues units as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USOF redeems units as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $486,713. Of this amount, approximately $394,531 was a result of rebalancing costs and approximately $92,182 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $630,956. Of this amount, approximately $536,421 was a result of rebalancing costs and approximately $94,535 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a result of the decrease in USOF’s average total net assets during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOF were exchange-traded through June 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USOF were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USOF has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USOF bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USOF’s cash in money market funds that seek to maintain a stable per unit NAV. USOF is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, USOF held investments in money market funds in the amounts of $508,914,221 and $745,914,221, respectively. USOF also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, USOF held cash deposits and investments in Treasuries in the amounts of $362,305,039 and $427,853,549, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USOF’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$33.42	$38.07
Total income (loss)	0.91	(6.05)
Total expenses	(0.13)	(0.13)
Net increase (decrease) in net asset value	0.78	(6.18)
Net asset value, end of period	$34.20	$31.89

Total Return	2.33%	(16.23)%

Ratios to Average Net Assets
Total income (loss)	4.26%	(14.42)%
Expenses excluding management fees*	0.32%	0.24%
Management fees*	0.45%	0.45%
Net income (loss)	3.87%	(14.76)%

*	Annualized

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

The following table summarizes the valuation of USOF’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$678,872,121	$678,872,121	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	648,000	648,000	—	—
United States Contracts	4,463,420	4,463,420	—	—

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOF’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$965,890,925	$965,890,925	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	9,680,000	9,680,000	—	—
United States Contracts	57,500,420	57,500,420	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$5,111,420	$67,180,420

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$103,306,810		$(208,980,480)

	Change in unrealized gain (loss) on open positions		$(62,069,000)		$22,392,350

NOTE 8 — SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USOF and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOF and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USOF could be ordered to reduce its aggregate position back to the accountability level. As of June 30, 2013, USOF held 7,666 NYMEX Crude Oil Futures CL contracts and 800 ICE WTI Crude Oil Futures Contracts. USOF exceeded accountability levels of the NYMEX during the six months ended June 30, 2013, when it held a maximum of 10,958 Crude Oil Futures CL contracts, exceeding the “any” month limit. No action was taken by the NYMEX and USOF did not reduce the number of Futures Contracts held as a result. USOF did not exceed any accountability levels imposed by ICE Futures for the six months ended June 30, 2013.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USOF will run up against such position limits because USOF’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2013, USOF did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USOF enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USOF to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USOF) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USOF) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USOF), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2013 and exhibited moderate daily swings along with an uneven upward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $91.82 per barrel. The low of the period was on April 17, 2013 when the price dropped to $86.97 per barrel. The high of the period was on June 18, 2013 when the price reached $98.67 per barrel. The period ended with the Benchmark Oil Futures Contract at $96.56 per barrel, up approximately 5.16% over the period. USOF’s per unit NAV began the period at $33.42 and ended the period at $34.20 on June 30, 2013, an increase of approximately 2.33% over the period. USOF’s per unit NAV reached its high for the period on January 30, 2013 at $35.46 and reached its low for the period on April 17, 2013 at $31.00. The Benchmark Oil Futures Contract prices listed above began with the February 2013 contracts and ended with the August 2013 contracts. The increase of approximately 5.16% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOF seeks to track, which are more fully described below in the section titled “Tracking USOF’s Benchmark.”

During the six months ended June 30, 2013, crude oil moved into a mild state of backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the six months ended June 30, 2012, crude oil inventories began to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of June 2013. For a discussion of the impact of backwardation through the end of June 2013. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 units, USOF has registered seven subsequent offerings of its units: 30,000,000 units which were registered with the SEC on October 18, 2006, 50,000,000 units which were registered with the SEC on January 30, 2007, 30,000,000 units which were registered with the SEC on December 4, 2007, 100,000,000 units which were registered with the SEC on February 7, 2008, 100,000,000 units which were registered with the SEC on September 29, 2008, 300,000,000 units which were registered with the SEC on January 16, 2009 and 1,000,000,000 units which were registered with the SEC on June 29, 2009. Units offered by USOF in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of June 30, 2013, USOF had issued 841,400,000 units, 23,900,000 of which were outstanding. As of June 30, 2013, there were 785,600,000 units registered but not yet issued.

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

As of June 30, 2013, USOF had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse USA, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., Pru Global Securities, LLC, RBC Capital Markets Corporation, SG Americas Securities LLC, Timber Hill LLC, Virtu Financial Capital Markets, Virtu Financial DB LLC and Wedbush Securities Inc.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized gain on Oil Futures Contracts owned or held on that day was $5,111,420 and USOF established cash deposits and investments in short term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $871,219,260. USOF held 89.57% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 10.43% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $34.20.

By comparison, as of June 30, 2012, the total unrealized gain on Oil Futures Contracts owned or held on that day was $15,920,040 and USOF established cash deposits and investments in Treasuries and money market funds that were equal to $1,324,037,877. USOF held 77.70% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 22.30% of the cash balance was held as investments in Treasuries and margin deposits for the Oil Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2013, as compared to June 30, 2012, was the result of USOF’s smaller size as of June 30, 2013 as measured by total net assets. The ending per unit NAV on June 30, 2012 was $31.89. The increase in the per unit NAV for June 30, 2013, as compared to June 30, 2012, was primarily a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts in which USOF had invested between the period ended June 30, 2012 and the period ended June 30, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of USOF were $975,217,174. The management fee incurred by USOF during the period amounted to $2,176,204. By comparison, during the six months ended June 30, 2012, the average daily total net assets of USOF were $1,291,901,627. The management fee paid by USOF during the period amounted to $2,890,895.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2013 was $1,561,169, as compared to $1,525,205 for the six months ended June 30, 2012. The increase in total expenses excluding management fees for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily due to an increased amortization rate for registration expenses during the six months ended June 30, 2013. For the six months ended June 30, 2013, USOF incurred $227,180 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2012, USOF incurred $23,660 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to amortization of prepaid registration costs during the six months ended June 30, 2013.

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

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $486,713. Of this amount, approximately $394,531 was a result of rebalancing costs and approximately $92,182 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $630,956. Of this amount, approximately $536,421 was a result of rebalancing costs and approximately $94,535 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a result of the decrease in USOF’s average total net assets during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.10% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2013.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2013, USOF earned $160,843 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, USOF earned $179,856 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was largely unchanged during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses. During the three months ended June 30, 2013, the average daily total net assets of USOF were $876,405,417. The management fee incurred by USOF during the period amounted to $983,255. By comparison, during the three months ended June 30, 2012, the average daily total net assets of USOF were $1,227,033,281. The management fee paid by USOF during the period amounted to $1,372,870.

In addition to the management fee, USOF pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2013 was $805,067, as compared to $799,762 for the three months ended June 30, 2012. The increase in total expenses excluding management fees for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was primarily due to an increased amortization rate for registration expenses during the three months ended June 30, 2013. For the three months ended June 30, 2013, USOF incurred $114,217 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2012, USOF incurred $11,830 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USOF for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to amortization of prepaid registration costs during the three months ended June 30, 2013.

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

USOF also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or Treasuries. During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $237,090. Of this amount, approximately $173,574 was a result of rebalancing costs and approximately $63,516 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $323,199. Of this amount, approximately $269,621 was a result of rebalancing costs and approximately $53,579 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USOF’s total net assets during the three months ended June 30, 2013. The decrease in total net assets required USOF to purchase a fewer number of Oil Futures Contracts and incur a lower amount of brokerage commissions during the three months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USOF’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are estimated to be $1,000,000 for the year ending December 31, 2013.

Dividend and Interest Income. USOF seeks to invest its assets such that it holds Oil Futures Contracts and Other Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USOF to pay the full amount of the contract value at the time of purchase, but rather require USOF to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USOF retains an amount that is approximately equal to its total net assets, which USOF invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USOF’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2013, USOF earned $75,441 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, USOF earned $100,527 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USOF’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USOF purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USOF, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a result, the amount of income earned by USOF as a percentage of average daily total net assets was largely unchanged during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

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

For the 30-valuation days ended June 28, 2013, the simple average daily change in the Benchmark Oil Futures Contract was 0.038%, while the simple average daily change in the per unit NAV of USOF over the same time period was 0.034%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.871%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USOF’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USOF’s per unit NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended June 28, 2013, the last trading day in June. The second chart below shows the monthly total returns of USOF as compared to the monthly value of the Benchmark Oil Futures Contract since inception.

Since the commencement of the offering of USOF’s units to the public on April 10, 2006 to June 30, 2013, the simple average daily change in the Benchmark Oil Futures Contract was (0.013)%, while the simple average daily change in the per unit NAV of USOF over the same time period was (0.011)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per unit NAV was 0.526%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of USOF as measured by changes in its per unit NAV was 2.33%. This is based on an initial per unit NAV of $33.42 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $34.20. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $34.32 as of June 30, 2013, for a total return over the relevant time period of 2.69%. The difference between the actual per unit NAV total return of USOF of 2.33% and the expected total return based on the Benchmark Oil Futures Contract of 2.69% was an error over the time period of (0.36)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF pays, offset in part by the income that USOF collects on its cash and cash equivalent holdings. During the six months ended June 30, 2013, USOF earned dividend and interest income of $160,843, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2013, USOF also collected $116,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the six months ended June 30, 2013, USOF incurred total expenses of $3,737,373. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(3,460,530), which is equivalent to an annualized weighted average net income rate of approximately (0.72)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of USOF as measured by changes in its per unit NAV was (16.23)%. This was based on an initial per unit NAV of $38.07 as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $31.89. During this time period, USOF made no distributions to its unitholders. However, if USOF’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOF would have had an estimated per unit NAV of $31.99 as of June 30, 2012, for a total return over the relevant time period of (15.97)%. The difference between the actual per unit NAV total return of USOF of (16.23)% and the expected total return based on the Benchmark Oil Futures Contract of (15.97)% was an error over the time period of (0.26)%, which is to say that USOF’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USOF paid, offset in part by the income that USOF collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USOF earned dividend and interest income of $179,856, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, USOF also collected $91,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USOF’s actual total return. During the six months ended June 30, 2012, USOF incurred total expenses of $4,416,100. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(4,145,244), which was equivalent to an annualized weighted average net income rate of approximately (0.65)% for the six months ended June 30, 2012.

There are currently three factors that have impacted or are most likely to impact USOF’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOF may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOF executes the trade. In that case, USOF may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per unit NAV of USOF to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOF to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOF’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOF earns dividend and interest income on its cash, cash equivalents and Treasuries. USOF is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USOF’s NAV. When this income exceeds the level of USOF’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOF will realize a net yield that will tend to cause daily changes in the per unit NAV of USOF to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2013, USOF earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.45% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.74)% and affected USOF’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USOF will continue to be higher than interest earned by USOF. As such, USCF anticipates that USOF will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USOF.

Third, USOF may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per unit NAV of USOF that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2013, USOF did not hold any Other Oil-Related Investments. If USOF increases in size, and due to its obligations to comply with regulatory limits, USOF may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years between 2003-2013)
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
6/30/2003
6/30/2004
6/30/2005
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
CL1
12 Mo Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2003 and June 30, 2013.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market moved into backwardation during the six months ended June 30, 2013.

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

Crude Oil Market. During the six months ended June 30, 2013, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished the second quarter of 2013 approximately 5.2% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil had a strong positive correlation to movements in diesel-heating oil and unleaded gasoline.

Correlation Matrix June 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.288)	0.962	0.276	0.388	0.100	0.423
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.265)	(0.251)	0.012	(0.303)
Global Equities (FTSE World Index)			1.00	0.320	0.459	0.147	0.491
Unleaded Gasoline				1.00	0.764	0.263	0.736
Diesel-Heating Oil					1.00	0.387	0.868
Natural Gas						1.00	0.323
Crude Oil							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2013, crude oil was not strongly correlated, positively or negatively, with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil still had a strong positive correlation to the movements in diesel-heating oil and unleaded gasoline over the shorter time period. The correlation of crude oil with the movements of diesel-heating oil was stronger compared to what it had displayed over the ten-year period ended June 30, 2013. Unleaded gasoline still had a positive, yet weaker, correlation during the one-year period as compared to the ten-year period ended June 30, 2013. Crude oil and natural gas, which had been positively correlated over the ten-year period, were essentially weakly negatively correlated over the shorter time frame.

Correlation Matrix 12 Months ended June 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.658	0.138	0.170	0.314
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.102)	(0.027)	0.521	(0.158)
Global Equities (FTSE World Index)			1.00	0.463	0.222	0.266	0.211
Unleaded Gasoline				1.00	0.533	(0.047)	0.671
Diesel-Heating Oil					1.00	(0.371)	0.752
Natural Gas						1.00	(0.477)
Crude Oil							1.00

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

USOF currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USOF has allocated substantially all of its net assets to trading in Oil Interests. USOF invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USOF’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USOF’s account at its custodian bank and in Treasuries at the FCM. Income received from USOF’s investments in money market funds and Treasuries is paid to USOF. During the six months ended June 30, 2013, USOF’s expenses exceeded the income USOF earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, USOF used other assets to pay expenses, which could cause a drop in USOF’s NAV over time. To the extent expenses exceed income, USOF’s NAV will be negatively impacted.

USOF’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USOF from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2013, USOF was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USOF cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USOF by following various trading limitations and policies. In particular, USOF generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USOF to limit its credit exposure. UBS Securities LLC, USOF’s commodity broker, or any other broker that may be retained by USOF in the future, when acting as USOF’s FCM in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USOF, all assets of USOF relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USOF’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USOF’s assets related to foreign Oil Futures Contracts trading. During the six months ended June 30, 2013, the only foreign exchange on which USOF made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USOF purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2013, USOF held cash deposits and investments in Treasuries and money market funds in the amount of $871,219,260 with the custodian and FCM. Some or all of these amounts may be subject to loss should USOF’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, USOF had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USOF. While USOF’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USOF’s financial position.

European Sovereign Debt

USOF had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2013, USOF’s portfolio consisted of 7,666 WTI Crude Oil Futures CL August 2013 Contracts traded on the NYMEX and 800 WTI Crude Oil Futures T August 2013 Contracts traded on the ICE Futures Europe. For a list of USOF’s current holdings, please see USOF’s website at www.unitedstatesoilfund.com.

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

During the six months ended June 30, 2013, USOF did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USOF was not exposed to counterparty risk.

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

Date: August 9, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2013

