Form 10-K
period 2014-12-31
United States Oil Fund, LP
filed 2015-03-02
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2014 was: $641,520,000.

The registrant had 138,000,000 outstanding shares as of February 27, 2015.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund, a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). UNG, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Exchange Act. For more information about each of the Related Public Funds, investors in USO may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF is required to evaluate the credit risk of USO to the futures commission merchant (“FCM”), oversee the purchase and sale of USO’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USO and manage USO’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USO.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of USO. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USO Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The net assets of USO consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USO invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USO are available on USO’s website at www.unitedstatescommodityfunds.com.

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

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Oil Futures Contract regardless of whether the price goes up or goes down. USO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USO’s shares for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USO involves the risk that the daily changes in the price of USO’s shares, in percentage terms, will not accurately track the daily changes in the Benchmark Oil Futures Contract, in percentage terms, and that daily changes in the Benchmark Oil Futures Contract in percentage terms, will not closely correlate with daily changes in the spot prices of light, sweet crude oil, in percentage terms.

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

The shares issued by USO may only be purchased by Authorized Participants and only in blocks of 100,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 100,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USO. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Oil Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms in USO’s per share NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of USO. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USO’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the changes in the spot price of light, sweet crude oil, on a percentage basis. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place USO’s trades in Oil Futures Contracts and Other Oil-Related Investments and otherwise manage USO’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

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

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USO’s ability to invest in over-the-counter transactions and cleared swaps.

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

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USO may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The NYMEX contract provides for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures Europe. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a West Texas Intermediate (“WTI”) crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2014, USO held 23,983 NYMEX Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2014 when it held a maximum of 24,178 Crude Oil Futures CL contracts, on December 23, 2014, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Futures Contracts held as a result. USO did not exceed accountability levels imposed by ICE Futures for the year ended December 31, 2014.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2014, USO did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

Spot Commodities

While the crude Oil Futures Contracts traded can be physically settled, USO does not intend to take or make physical delivery. USO may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

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

During the reporting period of this annual report on Form 10-K, USO limited its derivatives activities to Oil Futures Contracts and EFR transactions.

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

USO also employs ALPS Distributors, Inc. as its marketing agent (the “Marketing Agent” or “ALPS Distributors”). USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901. From USO’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for USO. Effective October 10, 2013, RBC Capital became the futures clearing broker for USO. Both RBC Capital and UBS Securities are registered in the United States with FINRA as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements.  As a result, certain of RBC's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations.  RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches.  In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations.  RBC complies fully with its all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer.  Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC's business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On June 12, 2012, the State of Illinois Secretary of State Securities Department consented to entry of a judgment enjoining the firm for violation of the Illinois Securities Law of 1953. RBC undertook to repurchase auction rate securities from certain customers before June 30, 2009. RBC also undertook to use best efforts to provide, by December 31, 2009, liquidity opportunities for customers ineligible for the buyback. RBC undertook to provide periodic reports to regulator. RBC paid a penalty of $1,400,139.82.

On May 10, 2012, FINRA commenced and settled an administrative proceeding against RBC for violations of FINRA Rules 1122 and 2010 and NASD Rules 2110 and 3010 for failing to establish, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with applicable rules concerning short-term transactions in closed end funds.  RBC paid a fine of $200,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act ("MUSA").  Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for wilful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

For more details, please see RBC’s Form BD, as filed with the SEC.

RBC Capital will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. Prior to October 10, 2013, UBS Securities acted only as clearing broker for USO and as such was paid commissions for executing and clearing trades on behalf of USO. RBC Capital has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RBC Capital will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

RBC Capital is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as USO’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of USO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for CPER, USAG, USCI and USMI. If, in the future, USCF does employ commodity trading advisors for USO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USO’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USO’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USO’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors - Marketing Agent	$425,000 per annum plus an incentive fee as follows: 0.0% on USO’s assets from $0-500 million; 0.04% on USO’s assets from $500 million-$4 billion; and 0.03% on USO’s assets in excess of $4 billion.

(1)	USCF pays this compensation.

(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
UBS Securities LLC, Futures Commission Merchant(4)	Approximately $3.50 per buy or sell; charges may vary
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USO pays this compensation.
(4)	USO paid this compensation to UBS Securities LLC for services rendered up to October 10, 2013.

New York Mercantile Exchange Licensing Fee(5) - 0.015% on all net assets

(5)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by USO from Inception through December 31, 2014 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$49,167,833
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$13,870,550
Other Amounts Paid or Accrued(6):	$16,937,172
Total Expenses Paid or Accrued:	$79,975,555

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(7):	0.16% annualized
Total Expenses Paid or Accrued:	0.74% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $920,000 for the fiscal year ended December 31, 2014. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2014 was $181,613.

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

The Administrator calculates the per share NAV of USO once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USO investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., USO and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USO in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $1,000 to USO for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USCF or USO to effect any sale or resale of shares. As of December 31, 2014, 18 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2014, USO issued 1,665 Creation Baskets and redeemed 1,194 Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy crude oil or sell crude oil or Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Oil Interests, or the price of the shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, USCF, and USO under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Participant Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USO’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to USO’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USO shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USO’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent (“Redemption Order Date”). The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USO, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to USO’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to USO’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with USO for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USO’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from USO consists of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of USO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from USO will be delivered to the Authorized Participant by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, USO’s DTC account has been credited with the baskets to be redeemed. If USO’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USO receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to USO’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USO’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., one basket) or less.

Creation and Redemption Transaction Fee

To compensate USO for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to USO of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify USCF and USO if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of USO at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. The prices of shares offered by Authorized Participants are expected to fall between USO’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person has any obligation or responsibility to USCF or USO to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Investments

USCF causes USO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USO’s assets in Oil Futures Contracts and Other Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USO purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USO is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Oil Interests will generally impose similar collateral requirements on USO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian;

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

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

If USO enters into a swap agreement, USO must post both collateral and independent amounts to its swap counterparty(ies). The amount of collateral USO posts changes according to the amounts owed by USO to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by USO at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

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

The offer and sale of shares of USO, as well as shares of each Related Public Fund, is registered under the Securities Act. USO and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

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

Some swap transactions are cleared through central counterparties. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, and then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if USO enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Regulation imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by USO in connection with uncleared swaps.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self-regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO.

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

Regulations impose requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by USO in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

General Regulations Applicable to USO

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “1940 Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although USO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to USO and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USO and USCF, but any such further rule changes could result in additional operating efficiencies for USO and USCF.

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. USO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. It is unclear at this time what impact of money market reform would have on USO’s ability to hedge risk, however, the imposition of a floating NAV could cause USO to limit remaining assets solely in Treasuries and cash.

With regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on USO is impossible to predict, but it could be substantial and adverse.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “Investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, UNITED STATES OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3447665) for “Fund investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since April 10, 2006, USO UNITED STATES OIL FUND, LP (and Flame Design) (U.S. Reg. No. 4440928) for “Financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since September 30, 2012, and THE ORIGINAL OIL ETF (U.S. Reg. No. 4472747). USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

Item 1A.  Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USO’s financial statements and the related notes.

USO’s investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of the Benchmark Oil Futures Contract, less USO’s expenses. USO seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Oil Futures Contract, also measured in percentage terms. USO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of light, sweet crude oil. An investment in USO involves investment risk similar to a direct investment in Oil Futures Contracts and Other Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. In addition to investment risk and correlation risk, an investment in USO involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares.

The net assets of USO consist primarily of investments in Oil Futures Contracts and, to a lesser extent, in Other Oil-Related Investments. The NAV of USO’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of light, sweet crude oil in the marketplace. Crude oil prices depend on local, regional and global events or conditions that affect supply and demand for oil.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
•	Daily percentage changes in the prices of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price of light, sweet crude oil.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of USO’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which sweet, light crude oil trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light, sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which sweet, light crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in USO’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.

It is possible that the daily percentage changes in USO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Oil Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As USO approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, USO may begin investing in Other Oil-Related Investments. In addition, USO is not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contract because the total return generated by USO is reduced by expenses and transaction costs, including those incurred in connection with USO’s trading activities, and increased by interest income from USO’s holdings of Treasury securities. Tracking the Benchmark Oil Futures Contract requires trading of USO’s portfolio with a view to tracking the Benchmark Oil Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

The design of USO’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of USO’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on USO’s per share NAV and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USO may be limited with respect to the size of its investments in Oil Futures Contracts and Other Oil-Related Investment subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect USO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO.

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

A portion of USO’s assets may be used to trade over-the-counter Oil Interests, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if USO enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive regulatory oversight.

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

USO is not actively managed by conventional methods. Accordingly, if USO’s investments in Oil Interests are declining in value, USO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Oil Futures Contract. USCF will seek to cause the NAV of USO’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

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

USCF was formed to be the sponsor and manager of investment vehicles such as USO and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of USO, USCF relies heavily on Messrs. Nicholas D. Gerber, Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. On January 14, 2015, Mr. Mah tendered his resignation to USCF to be effective no later than July 15, 2015. Due to the resignations of Messrs. Hyland and Mah, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, USO and the Related Public Funds, as well as USCF Advisers LLC, USCF ETF Trust and its series the Stock Split Index Fund (USCF Advisers LLC, the USCF ETF Trust and its series the Stock Split Index Fund are affiliated companies of USCF and the Related Public Funds). On January 26, 2015, Mr. Gerber became the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a company unaffiliated with USCF, other than through ownership by common control. Concierge is a publicly traded company whose stock is listed under the ticker symbol “CNGC.” None of the employees of USCF are employees of Concierge. The management of USCF intends to find replacements for Messrs. Hyland and Mah prior to their departure. However, there is a risk that if suitable replacements for Messrs. Hyland and Mah are not found prior to Mr. Hyland’s or Mr. Mah’s departure, such departures may have a material adverse effect on the management, operations and/or financial results of USO. The potential magnitude of such an adverse impact would be greater if Mr. Gerber’s increased responsibilities, as a result of his new position with Concierge, made it more difficult for him to adequately assume directing the day-to-day activities of USCF, USO and the Related Public Funds particularly if suitable replacements for Messrs. Hyland and Mah are not found.

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

USO is not a registered investment company so shareholders do not have the protections of the Investment Company Act of 1940, as amended (the “1940 Act”).

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

USO is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to USO. These persons are directors, officers or employees of other entities that may compete with USO for their services. They could have a conflict between their responsibilities to USO and to those other entities. As a result of these and other relationships, parties involved with USO have a financial incentive to act in a manner other than in the best interests of USO and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. USO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. It is unclear at this time what impact of money market reform would have on USO’s ability to hedge risk, however, the imposition of a floating NAV could cause USO to limit remaining assets solely in Treasuries and cash.

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

	High	Low
Fiscal year 2014
First quarter	$37.52	$32.81
Second quarter	$39.32	$35.80
Third quarter	$38.88	$34.19
Fourth quarter	$34.37	$20.29
Fiscal year 2013
First quarter	$35.49	$32.40
Second quarter	$34.96	$31.01
Third quarter	$39.36	$34.67
Fourth quarter	$37.42	$33.19

As of December 31, 2014, USO had approximately 69,655 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, USO redeemed 1,194 baskets (comprising 119,400,000 shares) during the year ended December 31, 2014.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Total assets	$1,297,253	$640,221	$1,241,349	$1,174,394	$1,822,041
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(485,686)	$79,172	$(124,454)	$149,755	$68,268
Net income (loss)	$(489,273)	$73,968	$(131,522)	$142,026	$58,601
Weighted-average limited partnership shares	21,970,685	23,330,685	36,296,721	39,764,384	52,890,959
Net income (loss) per share	$(15.08)	$1.81	$(4.65)	$(0.90)	$(0.19)
Net income (loss) per weighted average share	$(22.27)	$2.92	$(3.62)	$3.57	$1.11
Cash and cash equivalents at end of year	$1,139,072	$570,876	$1,019,006	$838,609	$1,522,955

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in percentage terms, in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2014 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $98.42 per barrel. The low of the year was on December 31, 2014, when the price dropped to $53.27 per barrel. The high of the year was June 20, 2014, when the price reached $106.83 per barrel. The year ended with the Benchmark Oil Futures Contract at $53.27 per barrel, down approximately 45.87% over the year. USO’s per share NAV began the year at $35.23 and ended the year at $20.15 on December 31, 2014, a decrease of approximately 42.80% over the year. USO’s per share NAV reached its high for the year on June 20, 2014 at $39.40 and reached its low for the year on December 31, 2014 at $20.15. The Benchmark Oil Futures Contract prices listed above began with the February 2014 contracts and ended with the February 2015 contracts. The decrease of approximately 45.87% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below, in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2014, crude oil began the year in a mild state of backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2010 and the beginning of 2011. During the year ended December 31, 2013, crude oil inventories fluctuated, which contributed to the crude oil futures market alternating between contango and backwardation through the end of December 2013. During the year ended December 31, 2014, crude oil inventories, particularly those in Cushing, Oklahoma, began to build from present levels, which contributed to the crude oil futures market moving into contango through the end of December 2014.For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO.” On that day, USO established its initial offering price at $67.39 per share and issued 200,000 shares to the initial Authorized Participant, KV Execution Services LLC, in exchange for $13,479,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USO’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 17,000,000 shares, USO has registered seven subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009 and 1,000,000,000 shares which were registered with the SEC on June 29, 2009. Shares offered by USO in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of December 31, 2014, USO had issued 1,090,400,000 shares, 63,400,000 of which were outstanding. As of December 31, 2014, there were 536,600,000 shares registered but not yet issued.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2014, USO had the following Authorized Participants: ABN AMRO, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., Pru Global Securities, LLC, RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, Virtu Financial Capital Markets, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013; and for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Per share net asset value, end of period	$20.15	$35.23	$33.42
Average daily total net assets	$710,491,035	$884,864,542	$1,278,210,933
Cash deposits and investments in Treasuries and money market funds	$1,414,133,225	$591,682,659	$1,173,767,770
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$246,291	$296,411	$397,374
Annualized yield based on average daily total net assets	0.03%	0.03%	0.03%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	80.55%	96.48%	86.81%
Percentage of cash assets held as investments in Treasuries and margin deposits for Oil Futures Contracts	19.45%	3.52%	13.19%
Total unrealized gain (loss) on Oil Futures Contracts	$(167,617,930)	$(2,724,970)	$67,180,420
Management fee	$3,197,210	$3,981,890	$5,751,949
Total fees and other expenses excluding management fees	$1,900,945	$2,745,175	$3,203,087
Fees and expenses related to the registration or offering of additional shares	$1,350	$363,115	$177,771
Total commissions accrued to brokers	$988,505	$965,576	$1,298,827
Total commissions as annualized percentage of average total net assets	0.14%	0.11%	0.10%
Commissions accrued as a result of rebalancing	$685,780	$698,519	$1,061,305
Percentage of commissions accrued as a result of rebalancing	69.38%	72.34%	81.71%
Commissions accrued as a result of creation and redemption activity	$302,725	$267,057	$237,522
Percentage of commissions accrued as a result of creation and redemption activity	30.62%	27.66%	18.29%

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

The decrease in the per share NAV for December 31, 2014, compared to the year ended December 31, 2013, was a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts held and traded by USO; and the increase in the per share NAV for the year ended December 31, 2013, as compared to December 31, 2012, was a result of higher prices for crude oil and the related increase in the value of the Oil Futures Contracts held and traded by USO.

USO’s increase in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013, was the result of USO’s larger size as a result of creation activity at the end of 2014; and the decrease in cash deposits and investments in Treasuries and money market funds for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of USO’s smaller size as measured by total net assets.

Average interest rates on short-term investments held by USO, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012. As a result, the amount of income earned by USO as a percentage of average daily total net assets was similar during the year ended December 31, 2014, compared to years ended 2013 and 2012.

The decrease in total fees and expenses excluding management fees for the year ended December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to year ended December 31, 2012, was due to USO’s smaller size as measured by total net assets.

USO’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 31, 2013, was similar; and for the year ended December 31, 2013, compared to December 31, 2012, a decrease in USO’s total commissions was a result of decreased brokerage fees due to a lower number of Oil Futures Contracts held and traded.

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013; and for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$887,197,661	$781,038,536	$1,299,599,789
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$74,495	$68,484	$121,421
Annualized yield based on average daily total net assets	0.03%	0.03%	0.04%
Management fee	$1,006,301	$885,890	$1,470,039
Total fees and other expenses excluding management fees	$507,023	$531,111	$845,069
Fees and expenses related to the registration or offering of additional shares	$-	$19,612	$115,473
Total commissions accrued to brokers	$368,453	$255,109	$338,321
Total commissions as annualized percentage of average total net assets	0.16%	0.13%	0.10%
Commissions accrued as a result of rebalancing	$281,553	$148,281	$296,128
Percentage of commissions accrued as a result of rebalancing	76.41%	58.12%	87.53%
Commissions accrued as a result of creation and redemption activity	$86,900	$106,828	$42,193
Percentage of commissions accrued as a result of creation and redemption activity	23.59%	41.88%	12.47%

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2014, compared to the three months ended December 31, 2013 and 2012. As a result, the amount of income earned by USO as a percentage of average daily total net assets was similar during the three months ended December 31, 2014, compared to the three months ended December 31, 2013 and 2012.

USO’s total fees and other expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013 was similar; and the decrease in USO’s total fees and other expenses excluding management fees for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was primarily due to a decrease in certain USO’s expenses and USO’s smaller size as measured by total net assets.

The increase in the total commissions accrued to brokers by USO for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded due to greater total net assets. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USO’s total net assets.

Tracking USO’s Benchmark. USCF seeks to manage USO’s portfolio such that average daily changes in its per share NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Oil Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USO’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Oil Futures Contract. As an example, if the average daily movement of the price of the Benchmark Oil Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USO’s portfolio management goals do not include trying to make the nominal price of USO’s per share NAV equal to the nominal price of the current Benchmark Oil Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Oil Futures Contracts and Other Oil-Related Investments.

For the 30 valuation days ended December 31, 2014, the simple average daily change in the Benchmark Oil Futures Contract was (1.083)%, while the simple average daily change in the per share NAV of USO over the same time period was (1.13)%. The average daily difference was (0.0480) (or (4.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.049%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the seven years ended December 31, 2014.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2014, the simple average daily change in the Benchmark Oil Futures Contract was (0.03)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.03)%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.14%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of USO as measured by changes in its per share NAV was (42.80)%. This is based on an initial per share NAV of $35.23 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $20.15. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of 20.56 as of December 31, 2014, for a total return over the relevant time period of (41.63)%. The difference between the actual per share NAV total return of USO of (42.80)% and the expected total return based on the Benchmark Oil Futures Contract of (41.63)% was an error over the time period of (1.17)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USO pays, offset in part by the income that USO collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USO earned dividend and interest income of $246,291, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2014, USO also collected $276,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USO’s actual total return. During the year ended December 31, 2014, USO incurred total expenses of $5,098,155. Income from dividends and interest and Authorized Participant collections net of expenses was $(4,575,864), which is equivalent to a weighted average net income rate of approximately (0.64)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, the actual total return of USO as measured by changes in its per share NAV was 5.42%. This was based on an initial per share NAV of $33.42 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $35.23. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $35.48 as of December 31, 2013, for a total return over the relevant time period of 6.16%. The difference between the actual per share NAV total return of USO of 5.42% and the expected total return based on the Benchmark Oil Futures Contract of 6.16% was an error over the time period of (0.74)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USO paid, offset in part by the income that USO collected on its cash and cash equivalent holdings. During the year ended December 31, 2013, USO earned dividend and interest income of $296,411, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2013, USO also collected $261,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USO’s actual total return. During the year ended December 31, 2013, USO incurred total expenses of $6,727,065. Income from dividends and interest and Authorized Participant collections net of expenses was $(6,169,654), which is equivalent to a weighted average net income rate of approximately (0.70)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of USO as measured by changes in its per share NAV was (12.21)%. This was based on an initial per share NAV of $38.07 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $33.42. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $33.64 as of December 31, 2012, for a total return over the relevant time period of (11.64)%. The difference between the actual per share NAV total return of USO of (12.21)% and the expected total return based on the Benchmark Oil Futures Contract of (11.64)%was an error over the time period of (0.57)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USO paid, offset in part by the income that USO collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, USO earned dividend and interest income of $397,374, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, USO also collected $190,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USO’s actual total return. During the year ended December 31, 2012, USO incurred total expenses of $8,955,036. Income from dividends and interest and Authorized Participant collections net of expenses was $(8,367,662), which is equivalent to a weighted average net income rate of approximately (0.65)% for the year ended December 31, 2012.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the daily changes in the per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2014, USO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.45)% for management fees, approximately (0.14)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.12)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.68)% and affected USO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2014, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2004 and December 31, 2014. Investors will note that the crude oil market spent time in both backwardation and contango.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
(10 years ending 12/31/14)*
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures for trading, started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market moved back and forth between contango and backwardation during the year ended December 31, 2014.

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

Crude Oil Market. During the year ended December 31, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the year ended December 31, 2014 approximately 45.87% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2004 and 2014, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds, large cap U.S. equities and natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

Correlation Matrix December 31, 2004-2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.292)	0.959	0.301	0.391	0.098	0.432
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.276)	(0.267)	(0.245)	(0.009)	(0.329)
Global Equities (FTSE World Index)			1.000	0.361	0.478	0.147	0.518
Unleaded Gasoline				1.000	0.778	0.248	0.743
Diesel-Heating Oil					1.000	0.373	0.856
Natural Gas						1.000	0.291
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2014, crude oil still showed neither strongly correlated nor inversely correlated movements with U.S. government bonds, global equities, large cap U.S. equities and natural gas. Movements in crude oil were still strongly correlated to the movements in diesel-heating oil and unleaded gasoline.

Correlation Matrix Year Ended December 31, 2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.070	0.947	0.296	(0.159)	(0.072)	0.167
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.040	(0.124)	0.350	0.515	(0.051)
Global Equities (FTSE World Index)			1.000	0.490	(0.010)	(0.018)	0.339
Unleaded Gasoline				1.000	0.617	0.466	0.906
Diesel-Heating Oil					1.000	0.677	0.728
Natural Gas						1.000	0.377
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at the Custodian and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2014, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. By comparison, during the year ended December 31, 2013, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. The years ended December 31, 2014 and 2013, USO used other assets to pay expenses, which could cause a decrease in USO’s NAV over time. To the extent that expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2014, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of December 31, 2014, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,414,133,225 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2014, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of December 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

As of December 31, 2014, USO’s portfolio consisted of 23,983 Crude Oil Futures CL February 2014 Contracts traded on the NYMEX. As of December 31, 2014, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.unitedstatescommodityfunds.com.

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

During the reporting period of this annual report on Form 10-K, USO limited its derivatives activities to Oil Futures Contracts and EFR transactions.

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

Item 8.    Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2014, USO’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014, of the Fund and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2014 and 2013, including the schedule of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 2, 2015

United States Oil Fund, LP

Statements of Financial Condition

At December 31, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$1,139,071,536	$570,875,786
Equity in trading accounts:
Cash and cash equivalents	275,061,689	20,806,873
Unrealized gain (loss) on open commodity futures contracts	(167,617,930)	2,724,970
Receivable for shares sold	50,729,582	45,801,275
Dividends receivable	5,094	7,969
Interest receivable	-	52
ETF transaction fees receivable	3,000	4,000

Total assets	$1,297,252,971	$640,220,925

Liabilities and Partners' Capital
Payable for shares redeemed	$18,137,403	$64,385,796
General Partner management fees payable (Note 3)	403,300	254,721
Professional fees payable	900,815	1,230,814
Brokerage commissions payable	73,661	19,661
Directors' fees and insurance payable	21,780	20,881
License fees payable	36,139	31,845
Registration fees payable	-	153

Total liabilities	19,573,098	65,943,871

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	1,277,679,873	574,277,054
Total Partners' Capital	1,277,679,873	574,277,054

Total liabilities and partners' capital	$1,297,252,971	$640,220,925

Limited Partners' shares outstanding	63,400,000	16,300,000
Net asset value per share	$20.15	$35.23
Market value per share	$20.36	$35.32

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2014

Unrealized
Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2015 contracts, expiring January 2015*	23,983	$(167,617,930)	(13.12)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 1/15/2015	$50,000,000	$49,999,028	3.92
0.05%, 2/26/2015	50,000,000	49,996,500	3.91
0.04%, 3/19/2015	50,000,000	49,995,722	3.91
0.05%, 4/23/2015	50,000,000	49,992,222	3.91
0.07%, 5/21/2015	75,000,000	74,981,042	5.87
0.10%, 6/25/2015	100,000,000	99,953,819	7.82
Total Treasury Obligations		374,918,333	29.34

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	792,941	792,941	0.06
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	131,057,695	131,057,695	10.26
Wells Fargo Advantage Government Money Market Fund - Class I	75,009,958	75,009,958	5.87
Total Money Market Funds		206,860,594	16.19
Total Cash Equivalents		$581,778,927	45.53

*Collateral amounted to $275,061,689 on open futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2013

Unrealized
Gain (Loss)
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

*Collateral amounted to $20,806,873 on open futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(314,354,470)	$144,592,660	$(196,807,460)
Change in unrealized gain (loss) on open positions	(170,342,900)	(64,455,450)	73,652,730
Dividend income	63,583	130,166	221,143
Interest income	182,708	166,245	176,231
ETF transaction fees	276,000	261,000	190,000

Total income (loss)	(484,175,079)	80,694,621	(122,567,356)

Expenses
General Partner management fees (Note 3)	3,197,210	3,981,890	5,751,949
Professional fees	622,903	1,088,401	1,299,277
Brokerage commissions	988,505	965,576	1,298,827
Directors' fees and insurance	181,613	195,353	235,480
License fees	106,574	132,730	191,732
Registration fees	1,350	363,115	177,771

Total expenses	5,098,155	6,727,065	8,955,036

Net income (loss)	$(489,273,234)	$73,967,556	$(131,522,392)
Net income (loss) per limited partnership share	$(15.08)	$1.81	$(4.65)
Net income (loss) per weighted average limited partnership share	$(22.27)	$2.92	$(3.62)
Weighted average limited partnership shares outstanding	21,970,685	25,330,685	36,296,721

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$-	$1,107,958,882	$1,107,958,882
Addition of 100,100,000 partnership shares	-	3,503,707,052	3,503,707,052
Redemption of 93,800,000 partnership shares	-	(3,297,040,207)	(3,297,040,207)
Net income (loss)	-	(131,522,392)	(131,522,392)

Balances, at December 31, 2012	-	1,183,103,335	1,183,103,335
Addition of 124,700,000 partnership shares	-	4,397,936,880	4,397,936,880
Redemption of 143,800,000 partnership shares	-	(5,080,730,717)	(5,080,730,717)
Net income (loss)	-	73,967,556	73,967,556

Balances, at December 31, 2013	-	574,277,054	574,277,054
Addition of 166,500,000 partnership shares	-	5,187,835,835	5,187,835,835
Redemption of 119,400,000 partnership shares	-	(3,995,159,782)	(3,995,159,782)
Net income (loss)	-	(489,273,234)	(489,273,234)

Balances, at December 31, 2014	$-	$1,277,679,873	$1,277,679,873

Net Asset Value Per Share:
At December 31, 2011	$38.07
At December 31, 2012	$33.42
At December 31, 2013	$35.23
At December 31, 2014	$20.15

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(489,273,234)	$73,967,556	$(131,522,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(254,254,816)	133,954,726	148,904,382
Unrealized (gain) loss on futures contracts	170,342,900	64,455,450	(73,652,730)
(Increase) decrease in dividends receivable	2,875	12,213	(9,523)
(Increase) decrease in interest receivable	52	(52)	202
(Increase) decrease in prepaid registration fees	-	362,266	128,360
(Increase) decrease in ETF transaction fees receivable	1,000	(3,000)	-
Increase (decrease) in investment payable	-	-	(553)
Increase (decrease) in General Partner management fees payable	148,579	(261,728)	70,734
Increase (decrease) in professional fees payable	(329,999)	30,143	63,064
Increase (decrease) in brokerage commissions payable	54,000	(24,800)	12,275
Increase (decrease) in directors' fees and insurance payable	899	(4,526)	2,266
Increase (decrease) in license fees payable	4,294	(19,190)	(3,664)
Increase (decrease) in registration fees payable	(153)	-	-
Net cash provided by (used in) operating activities	(573,303,603)	272,469,058	(56,007,579)

Cash Flows from Financing Activities:
Addition of partnership shares	5,182,907,528	4,352,135,605	3,541,781,282
Redemption of partnership shares	(4,041,408,175)	(5,072,735,048)	(3,305,376,271)
Net cash provided by (used in) financing activities	1,141,499,353	(720,599,443)	236,405,011

Net Increase (Decrease) in Cash and Cash Equivalents	568,195,750	(448,130,385)	180,397,432

Cash and Cash Equivalents, beginning of year	570,875,786	1,019,006,171	838,608,739
Cash and Cash Equivalents, end of year	$1,139,071,536	$570,875,786	$1,019,006,171

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. It is not the intent of USO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2014, USO held 23,983 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust (the “Trust”). USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

All funds listed previously are referred to collectively herein as the “Related Public Funds.”

USO issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 100,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Participants pay USO a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of USO but rather at market prices quoted on such exchange.

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the SEC. On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO”. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of December 31, 2014, USO had registered a total of 1,627,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USO earns interest on its assets denominated in U.S. dollars on deposit with the FCM at the overnight Federal Funds Rate less 32 basis points. In addition, USO earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2014.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USO receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USO’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USO in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value (“NAV”)

USO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. USO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2014, 2013 and 2012, USO incurred $1,350, $363,115 and $177,771, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2014 was $181,613. For the year ended December 31, 2013, these fees and expenses were $555,465 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2013 was $195,353. For the year ended December 31, 2012, these fees and expenses were $540,586 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2012 was $235,480. USO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USO and the Related Public Funds, except USCI, CPER, USAG and USMI.

Licensing Fees

USO and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2014, 2013 and 2012, USO incurred $106,574, $132,730 and $191,732, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs were approximately $920,000 for the year ended December 31, 2014 and approximately $1,000,000 for each of the years ended December 31, 2013 and 2012.

Other Expenses and Fees

In addition to the fees described above, USO pays all brokerage fees and other expenses in connection with the operation of USO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total commissions accrued to brokers	$988,505	$965,576	$1,298,827
Commissions accrued as a result of rebalancing	$685,780	$698,519	$1,061,305
Percentage of commissions accrued as a result of rebalancing	69.38%	72.34%	81.71%
Commissions accrued as a result of creation and redemption activity	$302,725	$267,057	$237,522
Percentage of commissions accrued as a result of creation and redemption activity	30.62%	27.66%	18.29%

The increase in the total commissions accrued to brokers for the year ended December 31, 2014 as compared to the year ended December 31, 2013, was primarily a result of increased creation and redemption activity during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily a result of the decrease in USO’s average total net assets during the year ended December 31, 2013, as compared to the year ended December 31, 2012. As an annualized percentage of average total net assets, the figure for the year ended December 31, 2014 represents approximately 0.16% of average total net assets. By comparison, the figure for the year ended December 31, 2013 represented approximately 0.11% of average total net assets and the figure for the year ended December 31, 2012 represented approximately 0.10% of average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

USO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, but are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their OTC contract and replace with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing or an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by USO were exchange-traded through December 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When USO enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

USO’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of USO’s assets posted with that FCM; however, the majority of USO’s assets are held in cash and/or cash equivalents with USO’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of USO’s custodian, however, could result in a substantial loss of USO’s assets.

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2014 and December 31, 2013, USO held investments in money market funds in the amounts of $206,860,594 and $308,914,222, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2014 and December 31, 2013, USO held cash deposits and investments in Treasuries in the amounts of $1,207,272,631 and $282,768,437, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Operating Performance:
Net asset value, beginning of year	$35.23	$33.42	$38.07
Total income (loss)	(14.85)	2.08	(4.40)
Net expenses	(0.23)	(0.27)	(0.25)
Net increase (decrease) in net asset value	(15.08)	1.81	(4.65)
Net asset value, end of year	$20.15	$35.23	$33.42
Total Return	(42.80)%	5.42%	(12.21)%
Ratios to Average Net Assets
Total income (loss)	(68.15)%	9.12%	(9.59)%
Expenses excluding management fees	0.27%	0.31%	0.25%
Management fees	0.45%	0.45%	0.45%
Net income (loss)	(68.86)%	8.36%	(10.29)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$30,892,264	$33,096,270	$(78,540,148)	$(469,623,465)
Total expenses	1,312,905	1,034,579	1,237,347	1,513,324
Net income (loss)	$29,579,359	$32,061,691	$(79,777,495)	$(471,136,789)
Net income (loss) per share	$1.38	$2.25	$(4.55)	$(14.16)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$47,034,622	$(5,519,969)	$66,272,544	$(27,092,576)
Total expenses	1,949,051	1,788,322	1,572,691	1,417,001
Net income (loss)	$45,085,571	$(7,308,291)	$64,699,853	$(28,509,577)
Net income (loss) per share	$1.37	$(0.59)	$2.66	$(1.63)

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

The following table summarizes the valuation of USO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$581,778,927	$581,778,927	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(167,617,930)	(167,617,930)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$508,872,583	$508,872,583	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,724,970	2,724,970	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2014	Fair Value At December 31, 2013

Futures -
Commodity Contracts	Assets	$(167,617,930)	$2,724,970

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(314,354,470)		$144,592,660		$(196,807,460)
	Change in unrealized gain (loss) on open positions		$(170,342,900)		$(64,455,450)		$73,652,730

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

NOTE 10 - SUBSEQUENT EVENTS

USO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

On January 14, 2015, Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of United States Commodity Funds LLC, general partner of United States Oil Fund, LP, tendered his resignation effective as soon as the Board of Directors of USCF accepts and appoints a suitable replacement, but no later than the close of business July 15, 2015. In order to ensure an orderly transition, Mr. Mah will remain as the Management Director and Chief Financial Officer (Principal Accounting Officer) of USCF until such time.

On January 26, 2015, Mr. Nicholas D. Gerber was appointed Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices through its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.”

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Christopher P. Mullen	Assistant Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 52, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period August 2014 to the present, Mr. Gerber also serves as President (Principal Executive Officer) and Management Trustee of the USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, as well as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 50, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. From the period August 2014 to the present, Mr. Mah also serves as Chief Compliance Officer, Treasurer (Principal Accounting Officer) and Management Trustee of the USCF ETF Trust, as well as Chief Financial Officer of USCF Advisers LLC. Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 54, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 55, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 56, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. From the period August 2014 to the present, Ms. Yu also serves as Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust, as well as Chief Compliance Officer of USCF Advisers LLC. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 43, Senior Portfolio Manager of USCF since March 2010. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love also serves as a portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust from the period of September 2014 to the present. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love was previously an associated person of USCF registered from December 1, 2005 to April 16, 2009. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 58, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Christopher P. Mullen, 24, Assistant Portfolio Manager of USCF since September 2014. Prior to working at USCF, Mr. Mullen was an undergraduate student at Marquette University from May 2008 until May of 2012. From 2008 until July 2011, he was a full time student. While a student, Mr. Mullen also worked as a Media Relations Intern with the Milwaukee Brewers, from July 2011 until June 2012. From June 2012 until October 2012, Mr. Mullen was unemployed. Starting in October 2012 until February 2013, Mr. Mullen was employed as a Public Relations Intern for the Public Affairs Company. From February 2013, through August 2014, Mr. Mullen served as a Financial Analyst for USCF. In September 2014, Mr. Mullen was promoted to Assistant Portfolio Manager. Mr. Mullen earned his BA from Marquette University in May of 2012.

Gordon L. Ellis, 68, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis serves as a director of the privatized firm since May 2010. Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000. Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 50, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 57, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

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

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on USO’s website at www.unitedstatescommodityfunds.com. Any shareholder of USO may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Gordon L. Ellis to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Ellis by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USO’s independent auditors and the oversight of USO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USO’s customers, employees, suppliers and the communities impacted by USO. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USO’s Corporate Governance Policy.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USO and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of its average daily net assets. For 2014, USO accrued aggregate management fees of $3,197,210.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2014, by the directors of USCF. USO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2014 was $96,946.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$102,000	NA	NA	NA	$0	$0	$102,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$0	$102,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$0	$122,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2015, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2014	2013
Audit fees	$165,000	$160,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$160,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Sixth Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(9)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(11)	Code of Ethics.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-176765) filed on April 1, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.

(8)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Filed herewith.

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

Date: March 2, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 2, 2015
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 2, 2015
Howard Mah

/s/ Andrew Ngim	Management Director	March 2, 2015
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 2, 2015
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 2, 2015
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 2, 2015
Malcolm R. Fobes III

