Form 10-Q
period 2015-09-30
United States Oil Fund, LP
filed 2015-11-06
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 192,900,000 shares outstanding as of November 3, 2015.

UNITED STATES OIL FUND, LP

Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$2,138,237,403	$1,139,071,536
Equity in trading accounts:
Cash and cash equivalents	342,882,833	275,061,689
Unrealized gain (loss) on open commodity futures contracts	(26,112,374)	(167,617,930)
Receivable for shares sold	43,785,000	50,729,582
Dividends receivable	5,519	5,094
Prepaid registration fees	807,914	-
ETF transaction fees receivable	3,000	3,000
Total assets	$2,499,609,295	$1,297,252,971

Liabilities and Partners' Capital
Payable for shares redeemed	$16,079,503	$18,137,403
General Partner management fees payable (Note 3)	978,952	403,300
Professional fees payable	588,827	900,815
Brokerage commissions payable	197,961	73,661
Directors' fees and insurance payable	13,866	21,780
License fees payable	98,079	36,139

Total liabilities	17,957,188	19,573,098

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	2,481,652,107	1,277,679,873
Total Partners' Capital	2,481,652,107	1,277,679,873

Total liabilities and partners' capital	$2,499,609,295	$1,297,252,971

Limited Partners' shares outstanding	170,300,000	63,400,000
Net asset value per share	$14.57	$20.15
Market value per share	$14.68	$20.36

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2015 contracts, expiring October 2015*	55,038	$(26,112,374)	(1.05)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 10/01/2015	$75,000,000	$75,000,000	3.02
0.08%, 10/08/2015	75,000,000	74,998,833	3.02
0.09%, 10/15/2015	75,000,000	74,997,521	3.02
0.09%, 10/22/2015	75,000,000	74,996,063	3.02
0.06%, 10/29/2015	50,000,000	49,997,861	2.02
0.07%, 11/05/2015	50,000,000	49,996,597	2.02
0.08%, 11/12/2015	50,000,000	49,995,188	2.02
0.08%, 11/19/2015	50,000,000	49,994,896	2.02
0.09%, 11/27/2015	50,000,000	49,993,271	2.02
0.07%, 12/03/2015	50,000,000	49,994,313	2.02
0.08%, 12/10/2015	50,000,000	49,992,222	2.01
0.06%, 12/17/2015	50,000,000	49,993,583	2.02
0.09%, 12/24/2015	50,000,000	49,989,500	2.01
0.11%, 12/31/2015	50,000,000	49,986,097	2.01
0.10%, 1/07/2016	50,000,000	49,987,070	2.01
0.11%, 1/14/2016	50,000,000	49,984,323	2.01
0.13%, 1/21/2016	50,000,000	49,980,556	2.01
0.15%, 1/28/2016	75,000,000	74,964,052	3.02
0.19%, 2/04/2016	75,000,000	74,951,437	3.02
0.22%, 2/11/2016	75,000,000	74,940,427	3.02
0.20%, 2/18/2016	75,000,000	74,941,666	3.02
0.20%, 2/25/2016	75,000,000	74,940,281	3.02
0.23%, 3/03/2016	75,000,000	74,927,010	3.02
0.26%, 3/10/2016	75,000,000	74,914,469	3.02
0.24%, 3/17/2016	50,000,000	49,944,000	2.01
0.09%, 3/24/2016	75,000,000	74,969,011	3.02
Total Treasury Obligations		1,599,370,247	64.45

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	100,000,000	100,000,000	4.03
Goldman Sachs Financial Square Funds - Government Fund - Class FS	792,942	792,941	0.03
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	131,057,695	131,057,695	5.28
Wells Fargo Advantage Government Money Market Fund - Class I	25,009,958	25,009,958	1.01
Total Money Market Funds		256,860,594	10.35
Total Cash Equivalents		$1,856,230,841	74.80

* Collateral amounted to $342,882,833 on open future contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(693,928,121)	$(70,058,320)	$(577,924,587)	$(9,708,300)
Change in unrealized gain (loss) on open futures contracts	21,060,881	(8,598,950)	141,505,556	(5,212,110)
Realized gain (loss) on short-term investments	(1,458)	-	(1,458)	-
Dividend income	17,611	15,140	51,467	48,516
Interest income	431,012	41,982	947,103	123,280
ETF transaction fees	87,000	60,000	270,000	197,000

Total income (loss)	(672,333,075)	(78,540,148)	(435,151,919)	(14,551,614)

Expenses
General Partner management fees (Note 3)	2,845,896	813,975	8,307,242	2,190,909
Professional fees	245,263	142,172	703,339	566,768
Brokerage commissions	1,327,477	208,898	3,609,509	620,052
Directors' fees and insurance	75,988	45,170	218,228	132,722
License fees	94,863	27,132	276,908	73,030
Registration fees	81,859	-	168,167	1,350

Total expenses	4,671,346	1,237,347	13,283,393	3,584,831

Net income (loss)	$(677,004,421)	$(79,777,495)	$(448,435,312)	$(18,136,445)
Net income (loss) per limited partnership share	$(5.36)	$(4.55)	$(5.58)	$(0.92)
Net income (loss) per weighted average limited partnership share	$(4.12)	$(4.00)	$(3.17)	$(1.01)
Weighted average limited partnership shares outstanding	164,201,087	19,936,957	141,431,868	18,040,659

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$1,277,679,873	$1,277,679,873
Addition of 401,600,000 partnership shares	-	6,878,395,955	6,878,395,955
Redemption of 294,700,000 partnership shares	-	(5,225,988,409)	(5,225,988,409)
Net income (loss)	-	(448,435,312)	(448,435,312)

Balances, at September 30, 2015	$-	$2,481,652,107	$2,481,652,107

Net Asset Value Per Share:
At December 31, 2014			$20.15
At September 30, 2015			$14.57

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(448,435,312)	$(18,136,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(67,821,144)	(14,026,650)
Unrealized (gain) loss on open futures contracts	(141,505,556)	5,212,110
(Increase) decrease in dividends receivable	(425)	2,874
(Increase) decrease in interest receivable	-	52
(Increase) decrease in directors' fees and insurance receivable	-	(3,449)
(Increase) decrease in prepaid registration fees	(807,914)	-
(Increase) decrease in ETF transaction fees receivable	-	4,000
Increase (decrease) in General Partner management fees payable	575,652	23,368
Increase (decrease) in professional fees payable	(311,988)	(373,328)
Increase (decrease) in brokerage commissions payable	124,300	5,000
Increase (decrease) in directors' fees and insurance payable	(7,914)	(20,881)
Increase (decrease) in license fees payable	61,940	(2,191)
Increase (decrease) in registration fees payable	-	(153)
Net cash provided by (used in) operating activities	(658,128,361)	(27,315,693)

Cash Flows from Financing Activities:
Addition of partnership shares	6,885,340,537	3,391,062,945
Redemption of partnership shares	(5,228,046,309)	(3,299,645,313)
Net cash provided by (used in) financing activities	1,657,294,228	91,417,632

Net Increase (Decrease) in Cash and Cash Equivalents	999,165,867	64,101,939

Cash and Cash Equivalents, beginning of period	1,139,071,536	570,875,786
Cash and Cash Equivalents, end of period	$2,138,237,403	$634,977,725

 See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. It is not the intent of USO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2015, USO held 55,038 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO”. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As a result of the acquisition of the AMEX by NYSE Euronext, USO commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2015, USO had registered a total of 2,127,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USO earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

USO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. USO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, USO incurred $168,167 and $1,350, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $293,400 for USO and, in the aggregate for USO and the Related Public Funds, $569,300.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2015 and 2014, USO incurred $276,908 and $73,030, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $1,400,000 for the year ending December 31, 2015.

Other Expenses and Fees

In addition to the fees described above, USO pays all brokerage fees and other expenses in connection with the operation of USO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

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

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$3,609,509	$620,052
Total commissions as an annualized percentage of average total net assets	0.20%	0.13%
Commissions accrued as a result of rebalancing	$2,972,195	$404,227
Percentage of commissions accrued as a result of rebalancing	82.34%	65.19%
Commissions accrued as a result of creation and redemption activity	$637,314	$215,825
Percentage of commissions accrued as a result of creation and redemption activity	17.66%	34.81%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a greater number of futures contracts being held and traded as a result of USO’s greater total net assets.

NYMEX Licensing Agreement

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

USO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by USO through September 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

USO’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USO’s assets posted with that FCM; however, the majority of USO’s assets are held in cash and/or cash equivalents with USO’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USO’s custodian, however, could result in a substantial loss of USO’s assets.

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, USO held investments in money market funds in the amounts of $256,860,594 and $206,860,594, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, USO held cash deposits and investments in Treasuries in the amounts of $2,224,259,642 and $1,207,272,631, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.15	$35.23
Total income (loss)	(5.49)	(0.72)
Total expenses	(0.09)	(0.20)
Net increase (decrease) in net asset value	(5.58)	(0.92)
Net asset value, end of period	$14.57	$34.31

Total Return	(27.69)%	(2.61)%

Ratios to Average Net Assets
Total income (loss)	(17.63)%	(2.24)%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.27%	0.29%
Net income (loss)	(18.17)%	(2.79)%

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

The following table summarizes the valuation of USO’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,856,230,841	$1,856,230,841	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(26,112,374)	(26,112,374)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$581,778,927	$581,778,927	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(167,617,930)	(167,617,930)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(26,112,374)	$(167,617,930)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(577,924,587)		$(9,708,300)

	Change in unrealized gain (loss) on open contracts		$141,505,556		$(5,212,110)

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

USO invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”), have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its aggregate position back to the accountability level. As of September 30, 2015, USO held 55,038 NYMEX Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures Contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2015, when it held a maximum of 67,791 Crude Oil Futures CL contracts. No action was taken by the NYMEX and USO did not reduce the number of Crude Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the nine months ended September 30, 2015.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2015, USO did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If USO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, USO will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If USO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, USO will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, USO will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2015. The price of the Benchmark Oil Futures Contract started the period at $53.27 per barrel. The low of the period was on August 24, 2015 when the price dropped to $38.24 per barrel. The high of the period was on May 12, 2015 when the price reached $61.74 per barrel. The period ended with the Benchmark Oil Futures Contract at $45.09 per barrel, down approximately (15.36)% over the period. USO’s per share NAV began the period at $20.15 and ended the period at $14.57 on September 30, 2015, a decrease of approximately (27.69)% over the period. USO’s per share NAV reached its high for the period on May 6, 2015 at $20.94 and reached its low for the period on August 24, 2015, 2015 at $12.53. The Benchmark Oil Futures Contract prices listed above began with the February 2015 contracts and ended with the November 2015 contracts. The decrease of approximately (15.36)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “ Tracking USO’s Benchmark. ”

During the nine months ended September 30, 2015, the crude oil futures market was primarily in a state of contango, meaning that the price of the near month crude Oil futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude oil Futures Contract was typically higher than the price of the next month crude oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered seven subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009 and 500,000,000 shares which were registered with the SEC on April 28, 2015. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of September 30, 2015, USO had issued 1,492,000,000 shares, 170,300,000 of which were outstanding. As of September 30, 2015, there were 635,000,000 shares registered but not yet issued.

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

As of September 30, 2015, USO had the following Authorized Participants: ABN Amro, Banc of America Securities LLC, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA, LLC., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities LLC, Virtu Financial Capital Markets, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$2,468,167,042	$650,941,549
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$998,570	$171,796
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$8,307,242	$2,190,909
Total fees and other expenses excluding management fees	$4,976,151	$1,393,922
Fees and expenses related to the registration or offering of additional shares	$168,167	$1,350
Total commissions accrued to brokers	$3,609,509	$620,052
Total commissions as annualized percentage of average total net assets	0.20%	0.13%
Commissions accrued as a result of rebalancing	$2,972,195	$404,227
Percentage of commissions accrued as a result of rebalancing	82.34%	65.19%
Commissions accrued as a result of creation and redemption activity	$637,314	$215,825
Percentage of commissions accrued as a result of creation and redemption activity	17.66%	34.81%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to USO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by USO for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to a greater number of futures contracts being held and traded.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$2,509,062,375	$717,634,864
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$448,623	$57,122
Annualized yield based on average daily total net assets	0.07%	0.03%
Management fee	$2,845,896	$813,975
Total fees and other expenses excluding management fees	$1,825,450	$423,372
Fees and expenses related to the registration or offering of additional shares	$81,859	$-
Total commissions accrued to brokers	$1,327,477	$208,898
Total commissions as annualized percentage of average total net assets	0.21%	0.12%
Commissions accrued as a result of rebalancing	$1,094,530	$164,042
Percentage of commissions accrued as a result of rebalancing	82.45%	78.53%
Commissions accrued as a result of creation and redemption activity	$232,947	$44,856
Percentage of commissions accrued as a result of creation and redemption activity	17.55%	21.47%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by USO as a percentage of average daily total net assets was similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to USO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by USO for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to a greater number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2015, the simple average daily change in the Benchmark Oil Futures Contract was 0.187%, while the simple average daily change in the per share NAV of USO over the same time period was 0.184%. The average daily difference was (0.003)% (or (0.30) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.665%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2015, the simple average daily change in the Benchmark Oil Futures Contract was (0.039)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.039)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.193%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2015. The second graph measures monthly changes since September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of USO as measured by changes in its per share NAV was (27.69)%. This is based on an initial per share NAV of $20.15 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $14.57. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $14.64 as of September 30, 2015, for a total return over the relevant time period of (27.34)%. The difference between the actual per share NAV total return of USO of (27.69)% and the expected total return based on the Benchmark Oil Futures Contract of (27.34)% was an error over the time period of (0.35)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of USO as measured by changes in its per share NAV was (2.61)%. This was based on an initial per share NAV of $35.23 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $34.31. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $34.48 as of September 30, 2014, for a total return over the relevant time period of (2.13)%. The difference between the actual per share NAV total return of USO of (2.61)% and the expected total return based on the Benchmark Oil Futures Contract of (2.13)% was an error over the time period of (0.48)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USO pays, offset in part by the income that USO collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2015, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2005 and September 30, 2015. Investors will note that the crude oil market spent time in both backwardation and contango.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
(10 years ending 9/30/15)*
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
9/30/2005
9/30/2006
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
9/30/2015
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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was primarily in a state of contango during the nine months ended September 30, 2015.

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

Crude Oil Market. During the nine months ended September 30, 2015, crude oil prices were impacted by several factors. Crude oil inventories grew to approximately 460 million barrels by the end of September, approximately 28% higher than the same week a year earlier. Storage remained near the peak level of 491 million barrels reported in April, the highest volume since the EIA began reporting storage data in 1982. The amount of crude in storage increased consistently from the start of the year (when inventories were 22% lower) to late April before beginning to decline on moderately reduced output from shale producers and other sources. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. United States crude oil prices finished the third quarter of 2015 approximately 15.36% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize next year and record production growth was curtailed in the wake of lower prices. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2005 – 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.398	0.420	0.114	0.422
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.268)	(0.375)	(0.329)	(0.012)	(0.371)
Global Equities (FTSE World Index)			1.000	0.458	0.487	0.147	0.508
Unleaded Gasoline				1.000	0.751	0.161	0.745
Diesel-Heating Oil					1.000	0.277	0.798
Natural Gas						1.000	0.256
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2015, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, global equities or natural gas. Movements in crude oil were inversely correlated to the movements in U.S. government bond. Movements in crude oil were strongly correlated to the movements in unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	0.355	0.364	0.119	(0.089)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.528)	(0.658)	(0.262)	(0.544)
Global Equities (FTSE World Index)			1.000	0.569	0.469	0.248	0.109
Unleaded Gasoline				1.000	0.741	0.573	0.726
Diesel-Heating Oil					1.000	0.408	0.655
Natural Gas						1.000	0.480
Crude Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing USO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by USO for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USO has met, and it is anticipated that USO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USO’s liquidity needs include: redeeming shares, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2015, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, USO used other assets to pay expenses, which could cause a decrease in USO’s NAV over time. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2015, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

Credit Risk

When USO enters into Oil Futures Contracts and Other Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. USO is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USO in such circumstances.

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

If, in the future, USO purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,481,120,236 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, USO pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. USO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item   1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, USO’s portfolio consisted of 55,038 WTI Crude Oil Futures CL November 2015 Contracts traded on the NYMEX. As of September 30, 2015, USO did not hold any Oil Futures Contracts traded on the ICE Futures Europe. For a list of USO’s current holdings, please see USO’s website at www.unitedstatescommodityfunds.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

USO may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

USO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). In the most common type of EFRP transaction entered into by USO, the OTC component is the purchase or sale of one or more baskets of USO shares. These EFRP transactions may expose USO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USO only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, USO limited its OTC activities to EFRP transactions.

USO anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USO. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USO’s ability to successfully track the Benchmark Oil Futures Contract.

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

Date: November 6, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2015

