Form 10-K
period 2015-12-31
United States Oil Fund, LP
filed 2016-02-26
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2015 was: $2,274,272,000.

The registrant had 435,600,000 outstanding shares as of February 23, 2016.

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

USCF also serves as general partner or sponsor of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”). UNG, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, and USAG are actively operating funds and all are listed on the NYSE Arca, and referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”). For more information about each of the Related Public Funds, investors in USO may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series United States Metals Index Fund (“USMI”) announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF is required to evaluate the credit risk of USO to the futures commission merchant (“FCM”), oversee the purchase and sale of USO’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USO and manage USO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for USO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USO.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USO’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the Sixth Amended and Restated Agreement of Limited Partnership of USO, effective as of March 1, 2013 (as amended from time to time, the “LP Agreement”).

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May 15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of USO. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USO Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

The net assets of USO consist primarily of investments in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). Market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USO invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USO are available on USO’s website at www.unitedstatescommodityfunds.com.

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

The shares issued by USO may only be purchased by Authorized Participants and only in blocks of 100,000 shares, called “Creation Baskets”. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 100,000 shares, called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USO. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Oil Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USO’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest USO’s assets in the Oil Futures Contract having an aggregate notional amount exactly equal to USO’s NAV. For example, as standardized contracts, the Oil Futures Contracts are for a specified amount of a particular commodity, and USO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Oil Futures Contract.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, futures exchanges and, for certain contracts, the CFTC, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in USO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2015, USO held 84,290 NYMEX Crude Oil Futures CL Contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2015 when it held a maximum of 84,860 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures for the year ended December 31, 2015.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2015, USO did not exceed position limits imposed by the NYMEX and ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect USO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

As a result of the foregoing, typically 5% to 30% of USO’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCM for the Oil Futures Contracts it owns, USO may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. USO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USO reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USO reinvests the earned income, it makes investments that are consistent with its investment objective.

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

OTC Derivatives (Including Spreads and Straddles)

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

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s Board.

USO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by USO, the OTC component is the purchase or sale of one or more baskets of USO shares. These EFRP transactions may expose USO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

USO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, USO limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

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

USO also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. Effective October 10, 2013, RBC Capital became the futures clearing broker for USO. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital Markets LLC (RBC)

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

On June 18, 2015, in connection with the SEC's Municipalities Continuing Disclosure Cooperation (MCDC) initiative, the SEC commenced and settled an administrative proceeding against RBC Capital Markets, LLC for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC paid a fine of $500,000.

On July 31, 2015, RBC Capital Markets, LLC was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. The action is in its initial stages as it relates to the new defendants, including RBC Capital Markets, LLC.  On September 11, 2015, a class action lawsuit was filed in the Ontario Superior Court of Justice and a motion for authorization of a class action was filed in the Quebec Superior Court, both on behalf of an alleged class of Canadian investors, against Royal Bank of Canada, RBC Capital Markets, LLC and a number of other foreign exchange dealers. The Canadian class actions allege that the defendants conspired to manipulate the prices of currency trades and are in their initial stages. Based on the facts currently known, it is not possible to predict the ultimate outcome of the Foreign Exchange Matters or the timing of their ultimate resolution.

On October 14, 2014, the Delaware Court of Chancery (the Court of Chancery) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital Markets, LLC liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital Markets, LLC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital Markets, LLC is cooperating with an investigation by the SEC relating to this matter.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

RBC Capital Markets, LLC, RBC Europe, Ltd. and RBC USA Holdco Corporation are defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation. In September 2011, we reached a settlement with the SEC which was paid to the school districts through a Fair Fund. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of this proceeding or the timing of its resolution; however, management believes the ultimate resolution of this proceeding will not have a material adverse effect on our consolidated financial position or results of operations.

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

Currently, USCF does not employ commodity trading advisors for the trading of USO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading Advisor for USCI, CPER and USAG. If, in the future, USCF does employ commodity trading advisors for USO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(4) - 0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI, CPER, and USAG.

Expenses Paid or Accrued by USO from Inception through December 31, 2015 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$60,806,527
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$19,067,370
Other Amounts Paid or Accrued(5):	$19,219,149
Total Expenses Paid or Accrued:	$99,093,046

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued(6):	0.15% annualized
Total Expenses Paid or Accrued:	0.74% annualized

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $1,300,000 for the fiscal year ended December 31, 2015. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2015 was $298,255.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry. USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $1,000 to USO for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USCF or USO to effect any sale or resale of shares. As of December 31, 2015, 18 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2015, USO issued 5,739 Creation Baskets and redeemed 3,541 Redemption Baskets.

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

Under the Authorized Participant Agreement, USCF, and USO under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with USO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USO’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USO, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to USO’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to USO’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with USO for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet USO’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USO’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Investments

USCF causes USO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USO’s assets in Oil Futures Contracts and Other Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USO purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USO is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Oil Interests will generally impose similar collateral requirements on USO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian;

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Oil Interests based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC Oil Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under an Oil Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Oil Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USO’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USO will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USO’s benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g. retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes USO to a risk of default since failure of a bank with which USO had entered into a forward contract would likely result in a default and thus possibly substantial losses to USO.

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

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller typically posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

Regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

USO’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to USO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on USO is impossible to predict, but it could be substantial and adverse.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control, (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

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

Margin Requirements

Futures and Cleared Swaps

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

Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

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

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to trading by USO, USO (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund will be subject to the variation margin requirements of the Final Margin Rules, which will become effective for the Fund on March 1, 2017. However, the Fund will not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The CFTC and the SEC are required to adopt their own versions of the Final Margin Rules that are comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

Mandatory Clearing of Swaps

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract and such contract is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USO enters into any of the interest rate or index-based credit default swaps that are subject to these requirements, such swaps will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require USO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the relevant clearing organization, subject to certain regulatory requirements and guidelines.

Other Requirements for Swaps

Swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. If USO engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. USO may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with counterparties that are subject to EMIR.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “Investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, UNITED STATES OIL FUND LP (and Oil Rig Design) (U.S. Reg. No. 3447665) for “Fund investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, OTC transactions based on the price of oil, and indices based on the foregoing,” in use since April 10, 2006, USO UNITED STATES OIL FUND, LP (and Flame Design) (U.S. Reg. No. 4440928) for “Financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, OTC transactions based on the price of oil, and indices based on the foregoing,” in use since September 30, 2012, and THE ORIGINAL OIL ETF (U.S. Reg. No. 4472747). USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 3638987) for “fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USO’s financial statements and the related notes.

USO’s investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of the Benchmark Oil Futures Contract, less USO’s expenses. USO seeks to achieve its investment objective by investing in a combination of Oil Futures Contracts and Other Oil-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Oil Futures Contract, also measured in percentage terms. USO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of light, sweet crude oil. An investment in USO involves investment risk similar to a direct investment in Oil Futures Contracts and Other Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. In addition to investment risk and correlation risk, an investment in USO involves tax risks, OTC risks, and other risks.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

Other crude oil demand-related factors. Other factors that may affect the demand for crude oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for crude oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other factors impacting the crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control, the Position Limit Rules. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect USO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of USO’s assets may be used to trade OTC Oil Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the OTC contracts could expose USO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if USO enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USO to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO or held by special purpose or structured vehicles.

USO faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USO, in which case USO could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USO may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. USO may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact USO’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The liquidity of the shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the shares.

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

In managing and directing the day-to-day activities and affairs of USO, USCF relies heavily on Messrs. John P. Love and Stuart P. Crumbaugh. If Messrs. Love or Crumbaugh were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USO. Furthermore, Messrs. Love or Crumbaugh are currently involved in the management of the Related Public Funds.

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including their regulatory obligations.

There is a risk that USO will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USO may not earn any profit.

USO pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.45% of NAV on its average net assets, and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USO’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

USO invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of USO’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, USO is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

The failure or bankruptcy of a clearing broker could result in a substantial loss of USO’s assets and could impair USO in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, USO could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, USO would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing USO to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by USO(as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, USO could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, USO or its investors.

Notwithstanding that USO could sustain losses upon the failure or bankruptcy of its FCM, the majority of USO’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of USO’s Custodian could result in a substantial loss of USO’s assets.

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

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, USO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of USO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of USO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. USO and its shareholders could be negatively impacted as a result. While USO has established business continuity plans, there are inherent limitations in such plans.

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

	High	Low
Fiscal year 2015
First quarter	$19.89	$15.96
Second quarter	$20.82	$17.56
Third quarter	$19.10	$12.50
Fourth quarter	$16.04	$10.66

Fiscal year 2014
First quarter	$37.52	$32.81
Second quarter	$39.32	$35.80
Third quarter	$38.88	$34.19
Fourth quarter	$34.37	$20.29

As of December 31, 2015, USO had approximately 148,703 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, USO redeemed 3,541 baskets (comprising 354,100,000 shares) during the year ended December 31, 2015.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$3,177,729	$1,297,253	$640,221	$1,241,349	$1,174,394
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(1,276,606)	$(485,686)	$79,172	$(124,454)	$149,755
Net income (loss)	$(1,288,413)	$(489,273)	$73,968	$(131,522)	$142,026
Weighted-average limited partnership shares	162,412,877	21,970,685	23,330,685	36,296,721	39,764,384
Net income (loss) per share	$(9.13)	$(15.08)	$1.81	$(4.65)	$(0.90)
Net income (loss) per weighted average share	$(7.93)	$(22.27)	$2.92	$(3.62)	$3.57
Cash and cash equivalents at end of year	$2,725,177	$1,139,072	$570,876	$1,019,006	$838,609

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USO are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2015 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $53.27 per barrel. The low of the year was on December 21, 2015, when the price dropped to $35.81 per barrel. The high of the year was May 12, 2015, when the price reached $61.74 per barrel. The year ended with the Benchmark Oil Futures Contract at $37.04 per barrel, down approximately 30.47% over the year. USO’s per share NAV began the year at $20.15 and ended the year at $11.02 on December 31, 2015, a decrease of approximately 45.31 % over the year. USO’s per share NAV reached its high for the year on May 6, 2015 at $20.94 and reached its low for the year on December 21, 2015 at $10.66. The Benchmark Oil Futures Contract prices listed above began with the February 2015 contracts and ended with the February 2016 contracts. The decrease of approximately 30.47% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below, in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2015, the crude oil futures market was in contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. By contrast, the crude oil futures market was predominantly in backwardation in 2014. On days when the market was in backwardation, the price of the near month crude oil Futures Contract was typically higher than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2010 and the beginning of 2011. During the year ended December 31, 2014, crude oil inventories fluctuated, which contributed to the crude oil futures market alternating between contango and backwardation through the end of December 2014. During the year ended December 31, 2015, crude oil inventories, particularly those in Cushing, Oklahoma, rose dramatically, which contributed to the crude oil futures market remaining in contango through the end of December 2015. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO.” On that day, USO established its initial offering price at $67.39 per share and issued 200,000 shares to the initial Authorized Participant, KV Execution Services, LLC, in exchange for $13,479,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USO’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 17,000,000 shares, USO has registered eight subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009 and 1,000,000,000 shares which were registered with the SEC on June 29, 2009 and 500,000,000 shares which were registered with the SEC on April 28, 2015. Shares offered by USO in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of December 31, 2015, USO had issued 1,664,300,000 shares, 283,200,000 of which were outstanding. As of December 31, 2015, there were 462,700,000 shares registered but not yet issued.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2015, USO had the following Authorized Participants: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial Capital Markets, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014; and for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Per share net asset value, end of period	$11.02	$20.15	$35.23
Average daily total net assets	$2,586,376,520	$710,491,035	$884,864,542
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,767,590	$246,291	$296,411
Annualized yield based on average daily total net assets	0.07%	0.03%	0.03%
Management fee	$11,638,694	$3,197,210	$3,981,890
Total fees and other expenses excluding management fees	$7,478,797	$1,900,945	$2,745,175
Fees and expenses related to the registration or offering of additional shares	$250,024	$1,350	$363,115
Total commissions accrued to brokers	$5,196,820	$988,505	$965,576
Total commissions as annualized percentage of average total net assets	0.20%	0.14%	0.11%
Commissions accrued as a result of rebalancing	$4,288,005	$685,780	$698,519
Percentage of commissions accrued as a result of rebalancing	82.51%	69.38%	72.34%
Commissions accrued as a result of creation and redemption activity	$908,815	$302,725	$267,057
Percentage of commissions accrued as a result of creation and redemption activity	17.49%	30.62%	27.66%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014, was primarily due to lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO invested; and the decrease in the per share NAV for the year ended December 31, 2014, compared to the year ended December 31, 2013, was a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates on short-term investments held by USO, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2015, compared to the year ended December 31, 2014; for the year ended December 31, 2014, compared to year ended 2013 average interest rates on short-term investments held by USO were similar. As a result, the amount of income earned by USO was higher in the year ended December 31, 2015 compared to the years ended December 31, 2014 and December 31, 2013 due to the increase in the size of the fund and the increase in interest rates. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and expenses excluding management fees for the year ended December 31, 2015, compared to the year ended December 31, 2014 was due to USO’s larger size as measured by total net assets; and the decrease for the year ended December 31, 2014, compared to year ended December 31, 2013, was due to USO’s smaller size as measured by total net assets.

USO’s total commissions accrued to brokers for December 31, 2015, compared to the year ended December 31, 2014, were higher due to a higher number of oil futures contracts held and traded; and for the year ended December 31, 2014, compared to December 31, 2013, USO’s total commissions accrued to brokers were similar.

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014; and for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$11.02	$20.15	$35.23
Average daily total net assets	$2,937,150,299	$887,197,661	$781,038,536
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$769,020	$74,495	$68,484
Annualized yield based on average daily total net assets	0.10%	0.03%	0.03%
Management fee	$3,331,452	$1,006,301	$885,890
Total fees and other expenses excluding management fees	$2,502,646	$507,023	$531,111
Fees and expenses related to the registration or offering of additional shares	$81,857	$—	$19,612
Total commissions accrued to brokers	$1,587,311	$368,453	$255,109
Total commissions as annualized percentage of average total net assets	0.21%	0.16%	0.13%
Commissions accrued as a result of rebalancing	$1,315,810	$281,553	$148,281
Percentage of commissions accrued as a result of rebalancing	82.90%	76.41%	58.12%
Commissions accrued as a result of creation and redemption activity	$271,501	$86,900	$106,828
Percentage of commissions accrued as a result of creation and redemption activity	17.10%	23.59%	41.88%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, were primarily due to lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO invested; and the decrease in the per share NAV for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was a result of lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014 and 2013. As a result, the amount of income earned by USO was higher during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 and December 31, 2013 due to the increase in the size of the fund and the increase in interest rates. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

USO’s total fees and other expenses excluding management fees increased for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 primarily due to USO’s larger size as measured by total net assets; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was similar.

The increase in the total commissions accrued to brokers by USO for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was due to a greater number of futures contracts being held and traded due to greater total net assets.

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

For the 30 valuation days ended December 31, 2015, the simple average daily change in the Benchmark Oil Futures Contract was (0.505)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.510)%. The average daily difference was (0.005)% (or (0.51) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.224%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the seven years ended December 31, 2015.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2015, the simple average daily change in the Benchmark Oil Futures Contract was (0.048)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.049)%. The average daily difference was (0.0001)% (or (0.01) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.105%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2015, the actual total return of USO as measured by changes in its per share NAV was (45.31)%. This is based on an initial per share NAV of $20.15 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $11.02. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $11.10 as of December 31, 2015, for a total return over the relevant time period of (44.91)%. The difference between the actual per share NAV total return of USO of (45.31)% and the expected total return based on the Benchmark Oil Futures Contract of (44.91)% was an error over the time period of (0.40)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2014, the actual total return of USO as measured by changes in its per share NAV was (42.80)%. This is based on an initial per share NAV of $35.23 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $20.15. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $20.56 as of December 31, 2014, for a total return over the relevant time period of (41.63)%. The difference between the actual per share NAV total return of USO of (42.80)% and the expected total return based on the Benchmark Oil Futures Contract of (41.63)% was an error over the time period of (1.17)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

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

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2015, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2005 and December 31, 2015. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and lead to reduced levels of contango by 2011. Due to a historic storage surplus, the crude oil futures market was in a state of contango during the year ended December 31, 2015.

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

Crude Oil Market. During the year ended December 31, 2015, crude oil prices were impacted by several factors. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April before beginning to decline on moderately reduced output from shale producers and other sources. However, storage remained elevated relative to previous levels and began to rise again in late summer, approaching the peak level of 491 million barrels reported in April, the highest volume since the U.S. Energy Information Administration (“EIA”) began reporting storage data in 1982. U.S. crude oil inventories grew to approximately 490 million barrels by the end of December, approximately 26% higher than the same week a year earlier and the five-year average storage level. United States crude oil prices finished the year ended December 31, 2015 approximately 30.47% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize in 2016. Should supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East would likely have the opposite effect.

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

For the ten-year time period between 2005 and 2015, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was strongly correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, unleaded gasoline, diesel-heating oil and natural gas.

Correlation Matrix December 31, 2005-2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.877	0.992	0.705	0.767	0.543	0.764
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.859	0.584	0.670	0.553	0.660
Global Equities (FTSE World Index)			1.000	0.725	0.786	0.553	0.789
Unleaded Gasoline				1.000	0.853	0.456	0.856
Diesel-Heating Oil					1.000	0.558	0.900
Natural Gas						1.000	0.550
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2015, movements of crude oil were strongly correlated with movements of large cap U.S. equities, U.S. government bonds, global equities, unleaded gasoline, diesel-heating oil and natural gas.

Correlation Matrix Year Ended December 31, 2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.990	1.000	0.949	0.881	0.972	0.927
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.989	0.922	0.853	0.984	0.923
Global Equities (FTSE World Index)			1.000	0.954	0.886	0.974	0.933
Unleaded Gasoline				1.000	0.943	0.941	0.951
Diesel-Heating Oil					1.000	0.877	0.923
Natural Gas						1.000	0.936
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2015, USO’s expenses did exceeded the income USO earned and the cash earned from the sale of Creation Baskets. Similarly, during the year ended December 31, 2014, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent that expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2015, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

If, in the future, USO purchases OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2015, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,276,911,973 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2015, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of December 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USO’s financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI, CPER, and USAG, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of December 31, 2015, USO’s portfolio consisted of 84,290 Crude Oil Futures CL February 2016 Contracts traded on the NYMEX. As of December 31, 2015, USO did not hold any Oil Futures Contracts traded on the ICE Futures Europe. For a list of USO’s current holdings, please see USO’s website at www.unitedstatescommodityfunds.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives

USO may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

USO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract. (“Exchange for Related Position” or “EFRP” transaction).  In the most common type of EFRP transaction entered into by USO, the OTC component is the purchase or sale of one or more baskets of USO shares. These EFRP transactions may expose USO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the reporting period of this annual report on Form 10-K, USO limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

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

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2015, USO’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Oil Fund, LP

We have audited the internal control over financial reporting of United States Oil Fund, LP (the “Fund”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2015, of the Fund and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 26, 2016

United States Oil Fund, LP

Statements of Financial Condition

At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$2,725,177,054	$1,139,071,536
Equity in trading accounts:
Cash and cash equivalents	551,734,919	275,061,689
Unrealized gain (loss) on open commodity futures contracts	(138,508,060)	(167,617,930)
Receivable for shares sold	38,584,910	50,729,582
Dividends receivable	8,930	5,094
Prepaid registration fees	726,055	-
ETF transaction fees receivable	5,000	3,000

Total assets	$3,177,728,808	$1,297,252,971

Liabilities and Partners' Capital
Payable for shares redeemed	$52,855,674	$18,137,403
General Partner management fees payable (Note 3)	1,179,092	403,300
Professional fees payable	1,205,862	900,815
Brokerage commissions payable	260,961	73,661
Directors' fees and insurance payable	42,863	21,780
License fees payable	114,603	36,139

Total liabilities	55,659,055	19,573,098

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	3,122,069,753	1,277,679,873
Total Partners' Capital	3,122,069,753	1,277,679,873

Total liabilities and partners' capital	$3,177,728,808	$1,297,252,971

Limited Partners' shares outstanding	283,200,000	63,400,000
Net asset value per share	$11.02	$20.15
Market value per share	$11.00	$20.36

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts

NYMEX WTI Crude Oil Futures CL February 2016 contracts, expiring January 2016*	84,290	$(138,508,060)	(4.44)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 1/07/2016	$50,000,000	$49,999,208	1.60
0.11%, 1/14/2016	50,000,000	49,998,059	1.60
0.13%, 1/21/2016	50,000,000	49,996,528	1.60
0.15%, 1/28/2016	75,000,000	74,991,844	2.41
0.19%, 2/04/2016	75,000,000	74,986,896	2.40
0.22%, 2/11/2016	75,000,000	74,981,635	2.40
0.20%, 2/18/2016	75,000,000	74,980,000	2.40
0.20%, 2/25/2016	75,000,000	74,977,656	2.40
0.23%, 3/03/2016	75,000,000	74,970,615	2.40
0.26%, 3/10/2016	75,000,000	74,963,344	2.40
0.24%, 3/17/2016	50,000,000	49,974,667	1.60
0.09%, 3/24/2016	75,000,000	74,985,302	2.40
0.07%, 3/31/2016	75,000,000	74,987,812	2.41
0.07%, 4/07/2016	75,000,000	74,985,854	2.40
0.07%, 4/14/2016	75,000,000	74,985,917	2.40
0.11%, 4/21/2016	75,000,000	74,974,563	2.40
0.21%, 4/28/2016	75,000,000	74,948,375	2.40
0.26%, 5/05/2016	50,000,000	49,954,861	1.60
0.33%, 5/12/2016	70,000,000	69,915,300	2.24
0.31%, 5/19/2016	75,000,000	74,910,229	2.40
0.35%, 5/26/2016	80,000,000	79,886,445	2.56
0.43%, 6/02/2016	75,000,000	74,864,531	2.40
0.52%, 6/09/2016	50,000,000	49,884,445	1.60
0.48%, 6/16/2016	50,000,000	49,888,667	1.60
0.46%, 6/23/2016	70,000,000	69,846,058	2.24
0.00%, 6/30/2016	150,000,000	149,656,853	4.79
Total Treasury Obligations		1,843,495,664	59.05

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	200,000,000	200,000,000	6.41
Goldman Sachs Financial Square Funds - Government Fund - Class FS	225,000,000	225,000,000	7.20
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	200,000,000	200,000,000	6.41
Total Money Market Funds		625,000,000	20.02
Total Cash Equivalents		$2,468,495,664	79.07

* Collateral amounted to $551,734,919 on open future contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2014

		Unrealized
		Gain (Loss) on
		on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2015 contracts, expiring January 2015*	23,983	$(167,617,930)	(13.12)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 1/15/2015	$50,000,000	$49,999,028	3.92
0.05%, 2/26/2015	50,000,000	49,996,500	3.91
0.04%, 3/19/2015	50,000,000	49,995,722	3.91
0.05%, 4/23/2015	50,000,000	49,992,222	3.91
0.07%, 5/21/2015	75,000,000	74,981,042	5.87
0.10%, 6/25/2015	100,000,000	99,953,819	7.82
Total Treasury Obligations		374,918,333	29.34

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	792,941	792,941	0.06
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	131,057,695	131,057,695	10.26
Wells Fargo Advantage Government Money Market Fund - Class I	75,009,958	75,009,958	5.87
Total Money Market Funds		206,860,594	16.19
Total Cash Equivalents		$581,778,927	45.53

*Collateral amounted to $275,061,689 on open futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(1,300,519,431)	$(314,354,470)	$144,592,660
Change in unrealized gain (loss) on open futures contracts	29,109,870	(170,342,900)	(64,455,450)
Realized gain (loss) on short-term investments	(1,458)	-	-
Dividend income	75,426	63,583	130,166
Interest income	1,692,164	182,708	166,245
ETF transaction fees	348,000	276,000	261,000

Total income (loss)	(1,269,295,429)	(484,175,079)	80,694,621

Expenses
General Partner management fees (Note 3)	11,638,694	3,197,210	3,981,890
Professional fees	1,345,741	622,903	1,088,401
Brokerage commissions	5,196,820	988,505	965,576
Directors' fees and insurance	298,255	181,613	195,353
License fees	387,957	106,574	132,730
Registration fees	250,024	1,350	363,115

Total expenses	19,117,491	5,098,155	6,727,065

Net income (loss)	$(1,288,412,920)	$(489,273,234)	$73,967,556
Net income (loss) per limited partnership share	$(9.13)	$(15.08)	$1.81
Net income (loss) per weighted average limited partnership share	$(7.93)	$(22.27)	$2.92
Weighted average limited partnership shares outstanding	162,412,877	21,970,685	25,330,685

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$-	$1,183,103,335	$1,183,103,335
Addition of 124,700,000 partnership shares	-	4,397,936,880	4,397,936,880
Redemption of 143,800,000 partnership shares	-	(5,080,730,717)	(5,080,730,717)
Net income (loss)	-	73,967,556	73,967,556

Balances, at December 31, 2013	-	574,277,054	574,277,054
Addition of 166,500,000 partnership shares	-	5,187,835,835	5,187,835,835
Redemption of 119,400,000 partnership shares	-	(3,995,159,782)	(3,995,159,782)
Net income (loss)	-	(489,273,234)	(489,273,234)

Balances, at December 31, 2014	-	1,277,679,873	1,277,679,873
Addition of 573,900,000 partnership shares	-	9,173,312,546	9,173,312,546
Redemption of 354,100,000 partnership shares	-	(6,040,509,746)	(6,040,509,746)
Net income (loss)	-	(1,288,412,920)	(1,288,412,920)

Balances, at December 31, 2015	$-	$3,122,069,753	$3,122,069,753

Net Asset Value Per Share:
At December 31, 2012			$33.42
At December 31, 2013			$35.23
At December 31, 2014			$20.15
At December 31, 2015			$11.02

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(1,288,412,920)	$(489,273,234)	$73,967,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(276,673,230)	(254,254,816)	133,954,726
Unrealized (gain) loss on open futures contracts	(29,109,870)	170,342,900	64,455,450
(Increase) decrease in dividends receivable	(3,836)	2,875	12,213
(Increase) decrease in interest receivable	-	52	(52)
(Increase) decrease in directors' fees and insurance receivable	-	-	362,266
(Increase) decrease in prepaid registration fees	(726,055)	-	-
(Increase) decrease in ETF transaction fees receivable	(2,000)	1,000	(3,000)
Increase (decrease) in General Partner management fees payable	775,792	148,579	(261,728)
Increase (decrease) in professional fees payable	305,047	(329,999)	30,143
Increase (decrease) in brokerage commissions payable	187,300	54,000	(24,800)
Increase (decrease) in directors' fees and insurance payable	21,083	899	(4,526)
Increase (decrease) in license fees payable	78,464	4,294	(19,190)
Increase (decrease) in registration fees payable	-	(153)	-
Net cash provided by (used in) operating activities	(1,593,560,225)	(573,303,603)	272,469,058

Cash Flows from Financing Activities:
Addition of partnership shares	9,185,457,218	5,182,907,528	4,352,135,605
Redemption of partnership shares	(6,005,791,475)	(4,041,408,175)	(5,072,735,048)
Net cash provided by (used in) financing activities	3,179,665,743	1,141,499,353	(720,599,443)

Net Increase (Decrease) in Cash and Cash Equivalents	1,586,105,518	568,195,750	(448,130,385)

Cash and Cash Equivalents, beginning of year	1,139,071,536	570,875,786	1,019,006,171
Cash and Cash Equivalents, end of year	$2,725,177,054	$1,139,071,536	$570,875,786

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. It is not the intent of USO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2015, USO held 84,290 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“the SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO”. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of December 31, 2015, USO had registered a total of 2,127,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2015, 2014 and 2013, USO incurred $250,024, $1,350 and $363,115, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2015 was $298,255. For the year ended December 31, 2014, these fees and expenses were $567,863 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2014 was $181,613. For the year ended December 31, 2013, these fees and expenses were $555,465 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2013 was $195,353. USO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USO and the Related Public Funds, except USCI, CPER, and USAG.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2015, 2014 and 2013, USO incurred $387,957, $106,574 and $132,730, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs were approximately $1,300,000 for the year ended December 31, 2015, approximately $920,000 for the year ended December 31, 2014 and approximately $1,000,000 for the year ended December 31, 2013.

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

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Total commissions accrued to brokers	$5,196,820	$988,505	$965,576
Total commissions as an annualized percentage of average total net assets	0.20%	0.14%	0.11%
Commissions accrued as a result of rebalancing	$4,288,005	$685,780	$698,519
Percentage of commissions accrued as a result of rebalancing	82.51%	69.38%	72.34%
Commissions accrued as a result of creation and redemption activity	$908,815	$302,725	$267,057
Percentage of commissions accrued as a result of creation and redemption activity	17.49%	30.62%	27.66%

The increase in USO’s total commissions accrued to brokers was due to a higher number of futures contracts held and traded as a result of USO’s larger total net assets and a result of increased creation and redemption activity during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in the total commissions accrued to brokers for the year ended December 31, 2014 as compared to the year ended December 31, 2013, was primarily a result of increased creation and redemption activity during the year. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

NYMEX Licensing Agreement

USO and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USO and the Related Public Funds, other than BNO, USCI, CPER, and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USO expressly disclaims any association with the NYMEX or endorsement of USO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by USO through December 31, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2015 and December 31, 2014, USO held investments in money market funds in the amounts of $625,000,000 and $206,860,594, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2015 and December 31, 2014, USO held cash deposits and investments in Treasuries in the amounts of $2,651,911,973 and $1,207,272,631, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013

Per Share Operating Performance:

Net asset value, beginning of year	$20.15	$35.23	$33.42
Total income (loss)	(9.01)	(14.85)	2.08
Total expenses	(0.12)	(0.23)	(0.27)
Net increase (decrease) in net asset value	(9.13)	(15.08)	1.81
Net asset value, end of year	$11.02	$20.15	$35.23

Total Return	(45.31)%	(42.80)%	5.42%

Ratios to Average Net Assets
Total income (loss)	(49.08)%	(68.15)%	9.12%
Expenses excluding management fees	0.29%	0.27%	0.31%
Management fees	0.45%	0.45%	0.45%
Net income (loss)	(49.82)%	(68.86)%	8.36%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(272,571,845)	$509,753,001	$(672,333,075)	$(834,143,510)
Total Expenses	4,118,398	4,493,649	4,671,346	5,834,098
Net Income (Loss)	$(276,690,243)	$505,259,352	$(677,004,421)	$(839,977,608)
Net Income (Loss) per Share	$(3.28)	$3.06	$(5.36)	$(3.55)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total Income (Loss)	$30,892,264	$33,096,270	$(78,540,148)	$(469,623,465)
Total Expenses	1,312,905	1,034,579	1,237,347	1,513,324
Net Income (Loss)	$29,579,359	$32,061,691	$(79,777,495)	$(471,136,789)
Net Income (Loss) per Share	$1.38	$2.25	$(4.55)	$(14.16)

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

The following table summarizes the valuation of USO’s securities at December 31, 2015 using the fair value hierarchy:

	Total	Level I	Level II	Level III
At December 31, 2015
Short-Term Investments	$2,468,495,664	$2,468,495,664	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	—	—	—	—
United States Contracts	(138,508,060)	(138,508,060)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2014 using the fair value hierarchy:

	Total	Level I	Level II	Level III
At December 31, 2014
Short-Term Investments	$581,778,927	$581,778,927	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	—	—	—	—
United States Contracts	(167,617,930)	(167,617,930)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2015	Fair Value At December 31, 2014

Futures - Commodity Contracts	Assets	$(138,508,060)	$(167,617,930)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,300,519,431)		$(314,354,470)		$144,592,660
	Change in unrealized gain (loss) on open positions		$29,109,870		$(170,342,900)		$(64,455,450)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods. Early application is permitted. At this time, management does not believe there will be any impact to the Fund’s financial statements.

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

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	53	Chairman of the Board of Directors, Vice President
Andrew F. Ngim	55	Management Director and Portfolio Manager
Robert Nguyen	56	Management Director
Melinda Gerber	48	Management Director
John P. Love	44	President and Chief Executive Officer
Stuart P. Crumbaugh	52	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	57	General Counsel and Chief Compliance Officer
Ray W. Allen	59	Portfolio Manager
Gordon L. Ellis	69	Independent Director
Malcolm R. Fobes	51	Independent Director
Peter M. Robinson	58	Independent Director

John P. Love, 44, President and Chief Executive Officer of USCF since June 2015. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended and has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Nicholas D. Gerber, 53, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 52, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company) from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Andrew F. Ngim, 55, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 56, Management Director and principal since July 2015. Mr. Nguyen has served on the Board of Wainwright Holdings Inc. since December 2014. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and a swap associated person of USCF listed with the CFTC and NFA since December 2015. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Melinda D. Gerber, 48, Management Director of USCF since June 2015. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc. a global apparel retail company. She was recognized by GAP, Inc. as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Ray W. Allen, 59, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person since July 2015. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Carolyn M. Yu, 57, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 69, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products from May 2010 until March 2013 when International Absorbents, Inc. and Absorption Corp. were sold to Kinderhook Industries, a private investment banking firm. Concurrent with that, he founded and has served as Chairman from November 2000 to May 2010 of Lupaka Gold Corp., f/k/a Kcrok Enterprises Ltd., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 51, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 58, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, the Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, and Carolyn Yu. In addition, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger are Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USO. Ray Allen and John P. Love make trading and investment decisions for USO. John P. Love and Ray Allen execute trades on behalf of USO. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, and Ray Allen are also registered with the CFTC as Swaps Associated Persons.

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

Other Committees

Since the individuals who perform work on behalf of USO are not compensated by USO, but instead by USCF, USO does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of USO. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USO’s independent auditors and the oversight of USO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USO’s customers, employees, suppliers and the communities impacted by USO. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USO’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USO and the Related Public Funds. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USO and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USO and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USO, including Oil Futures Contracts or Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USO. The policies, among other things, limit USO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USO and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USO and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USO and the assets under management continue to increase, then USO may not be able to invest solely in the Benchmark Oil Futures Contract and may have to invest in OTC swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Oil Futures Contracts in which USO may invest may not track changes in the price of the Benchmark Oil Futures Contract. Other Oil-Related Investments, including OTC swap contracts, may also expose USO to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts. USO and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose USO or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USO’s investors.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USO and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of its average daily net assets. For 2015, USO accrued aggregate management fees of $11,638,694.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2015, by the directors of USCF. USO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2015 was $298,255.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$103,000	NA	NA	NA	$0	$0	$103,000
Gordon L. Ellis	$103,000	NA	NA	NA	$0	$0	$103,000
Malcolm R. Fobes III(1)	$123,000	NA	NA	NA	$0	$0	$123,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of USO. In addition, USO is not aware of any 5% holder of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In February 2016, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Sixth Amended and Restated Agreement of Limited Partnership.
3.3(12)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(9)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(12)	Code of Ethics.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-176765) filed on April 1, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-124950) filed on March 13, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(8)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: February 26, 2016

By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2016
Nicholas D. Gerber

/s/ Melinda Gerber	Management Director	February 26, 2016
Melinda Gerber

/s/ Andrew Ngim	Management Director	February 26, 2016
Andrew Ngim

/s/ Robert L. Nguyen	Management Director	February 26, 2016
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 26, 2016
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 26, 2016
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 26, 2016
Malcolm R. Fobes III

