Form 10-Q
period 2016-03-31
United States Oil Fund, LP
filed 2016-05-04
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 316,200,000 shares outstanding as of May 2, 2016.

UNITED STATES OIL FUND, LP

Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$3,215,581,885	$2,725,177,054
Equity in trading accounts:
Cash and cash equivalents	463,956,958	551,734,919
Unrealized gain (loss) on open commodity futures contracts	(96,981,140)	(138,508,060)
Receivable for shares sold	-	38,584,910
Dividends receivable	126,349	8,930
Directors' fees and insurance receivable	90,500	-
Prepaid registration fees	1,464,784	726,055
ETF transaction fees receivable	4,000	5,000

Total assets	$3,584,243,336	$3,177,728,808

Liabilities and Partners' Capital
Payable for shares redeemed	$68,211,780	$52,855,674
General Partner management fees payable (Note 3)	1,478,531	1,179,092
Professional fees payable	1,222,117	1,205,862
Brokerage commissions payable	293,961	260,961
Directors' fees and insurance payable	-	42,863
License fees payable	160,216	114,603

Total liabilities	71,366,605	55,659,055

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	3,512,876,731	3,122,069,753
Total Partners' Capital	3,512,876,731	3,122,069,753

Total liabilities and partners' capital	$3,584,243,336	$3,177,728,808

Limited Partners' shares outstanding	360,500,000	283,200,000
Net asset value per share	$9.74	$11.02
Market value per share	$9.70	$11.00

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2016 contracts, expiring April 2016*	91,625	$(96,981,140)	(2.76)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 4/07/2016	$75,000,000	$74,999,125	2.14
0.07%, 4/14/2016	75,000,000	74,998,240	2.14
0.11%, 4/21/2016	75,000,000	74,995,417	2.14
0.21%, 4/28/2016	75,000,000	74,988,187	2.14
0.26%, 5/05/2016	50,000,000	49,987,722	1.42
0.33%, 5/12/2016	70,000,000	69,973,692	1.99
0.31%, 5/19/2016	75,000,000	74,969,000	2.14
0.35%, 5/26/2016	180,000,000	179,904,514	5.13
0.43%, 6/02/2016	75,000,000	74,945,104	2.13
0.52%, 6/09/2016	50,000,000	49,950,167	1.42
0.48%, 6/16/2016	50,000,000	49,949,333	1.42
0.46%, 6/23/2016	70,000,000	69,926,568	1.99
0.45%, 6/30/2016	150,000,000	149,829,375	4.27
0.32%, 7/07/2016	50,000,000	49,956,889	1.42
0.32%, 7/14/2016	50,000,000	49,953,778	1.42
0.38%, 7/21/2016	50,000,000	49,941,417	1.42
0.43%, 7/28/2016	100,000,000	99,859,055	2.84
0.42%, 8/04/2016	50,000,000	49,927,951	1.42
0.41%, 8/11/2016	75,000,000	74,887,250	2.13
0.43%, 8/18/2016	75,000,000	74,876,927	2.13
0.45%, 8/25/2016	75,000,000	74,864,646	2.13
0.48%, 9/01/2016	75,000,000	74,847,000	2.13
0.46%, 9/08/2016	100,000,000	99,797,778	2.84
0.45%, 9/15/2016	100,000,000	99,791,250	2.84
0.44%, 9/22/2016	75,000,000	74,840,500	2.13
0.38%, 9/29/2016	75,000,000	74,856,708	2.13
Total Treasury Obligations		2,017,817,593	57.45

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	200,000,000	200,000,000	5.69
Goldman Sachs Financial Square Funds - Government Fund - Class FS	200,000,000	200,000,000	5.69
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	200,000,000	200,000,000	5.69
Total Money Market Funds		600,000,000	17.07
Total Cash Equivalents		$2,617,817,593	74.52

* Collateral amounted to $463,956,958 on open future contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(215,557,610)	$(324,511,450)
Change in unrealized gain (loss) on open futures contracts	41,526,920	51,633,790
Dividend income	348,412	16,217
Interest income	1,745,263	194,598
ETF transaction fees	85,000	95,000

Total income (loss)	(171,852,015)	(272,571,845)

Expenses
General Partner management fees (Note 3)	3,919,330	2,557,917
Professional fees	673,315	214,577
Brokerage commissions	2,229,168	1,187,217
Directors' fees and insurance	87,551	68,084
License fees	130,644	85,264
Registration fees	80,969	5,339

Total expenses	7,120,977	4,118,398

Net income (loss)	$(178,972,992)	$(276,690,243)
Net income (loss) per limited partnership share	$(1.28)	$(3.28)
Net income (loss) per weighted average limited partnership share	$(0.48)	$(2.16)
Weighted average limited partnership shares outstanding	374,947,253	128,206,667

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$3,122,069,753	$3,122,069,753
Addition of 177,000,000 partnership shares	-	1,538,268,122	1,538,268,122
Redemption of 99,700,000 partnership shares	-	(968,488,152)	(968,488,152)
Net income (loss)	-	(178,972,992)	(178,972,992)

Balances, at March 31, 2016	$-	$3,512,876,731	$3,512,876,731

Net Asset Value Per Share:
At December 31, 2015			$11.02
At March 31, 2016			$9.74

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(178,972,992)	$(276,690,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	87,777,961	(94,332,573)
Unrealized (gain) loss on open futures contracts	(41,526,920)	(51,633,790)
(Increase) decrease in dividends receivable	(117,419)	(849)
(Increase) decrease in directors' fees and insurance receivable	(90,500)	(35,835)
(Increase) decrease in prepaid registration fees	(738,729)	(970,741)
(Increase) decrease in ETF transaction fees receivable	1,000	(1,000)
Increase (decrease) in General Partner management fees payable	299,439	651,175
Increase (decrease) in professional fees payable	16,255	(510,645)
Increase (decrease) in brokerage commissions payable	33,000	137,822
Increase (decrease) in directors' fees and insurance payable	(42,863)	(21,780)
Increase (decrease) in license fees payable	45,613	14,290
Net cash provided by (used in) operating activities	(133,316,155)	(423,394,169)

Cash Flows from Financing Activities:
Addition of partnership shares	1,576,853,032	3,130,059,912
Redemption of partnership shares	(953,132,046)	(1,245,416,310)
Net cash provided by (used in) financing activities	623,720,986	1,884,643,602

Net Increase (Decrease) in Cash and Cash Equivalents	490,404,831	1,461,249,433

Cash and Cash Equivalents, beginning of period	2,725,177,054	1,139,071,536
Cash and Cash Equivalents, end of period	$3,215,581,885	$2,600,320,969

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Sixth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. It is not the intent of USO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. It is not the intent of USO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2016, USO held 91,625 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2016, USO had registered a total of 3,127,000,000 shares.

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

In accordance with GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, USO incurred $80,969 and $5,339, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $387,300 for USO and, in the aggregate for USO and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, USO incurred $130,644 and $85,264, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $1,700,000 for the year ending December 31, 2016.

Other Expenses and Fees

In addition to the fees described above, USO pays all brokerage fees and other expenses in connection with the operation of USO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USO is party to a marketing agent agreement, dated as of March 13, 2006, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USO as outlined in the agreement. The fees of the Marketing Agent, which are borne by USCF, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USO’s assets from $0 –$500 million; 0.04% on USO’s assets from $500 million –$4 billion; and 0.03% on USO’s assets in excess of $4 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of USO’s offering.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, USO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USO’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for USO’s account. In accordance with the agreement, RBC Capital charges USO commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$2,229,168	$1,187,217
Total commissions as an annualized percentage of average total net assets	0.26%	0.21%
Commissions accrued as a result of rebalancing	$2,004,368	$958,970
Percentage of commissions accrued as a result of rebalancing	89.92%	80.77%
Commissions accrued as a result of creation and redemption activity	$224,800	$228,247
Percentage of commissions accrued as a result of creation and redemption activity	10.08%	19.23%

The increase in USO’s total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was due to a greater number of futures contracts being held and traded as a result of USO’s greater total net assets and the lower price of the benchmark futures contract, which led USO to hold more contracts.

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

All of the futures contracts held by USO through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, USO held investments in money market funds in the amounts of $600,000,000 and $625,000,000, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, USO held cash deposits and investments in Treasuries in the amounts of $3,079,538,843 and $2,651,911,973, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.02	$20.15
Total income (loss)	(1.26)	(3.25)
Total expenses	(0.02)	(0.03)
Net increase (decrease) in net asset value	(1.28)	(3.28)
Net asset value, end of period	$9.74	$16.87

Total Return	(11.62)%	(16.28)%

Ratios to Average Net Assets
Total income (loss)	(4.91)%	(11.82)%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.37%	0.27%
Net income (loss)	(5.11)%	(12.00)%

*     Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$2,617,817,593	$2,617,817,593	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(96,981,140)	(96,981,140)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$2,468,495,664	$2,468,495,664	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(138,508,060)	(138,508,060)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(96,981,140)	$(138,508,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(215,557,610)		$(324,511,450)

	Change in unrealized gain (loss) on open contracts		$41,526,920		$51,633,790

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

USO invests in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil interests such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2016, USO held 91,625 NYMEX Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures Contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2016, when it held a maximum of 116,938 Crude Oil Futures CL contracts. No action was taken by the NYMEX and USO did not reduce the number of Crude Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the three months ended March 31, 2016.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2016, USO did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2016. The price of the Benchmark Oil Futures Contract started the period at $37.04 per barrel. The low of the period was on February 11, 2016 when the price dropped to $28.175 per barrel. The high of the period was on March 17, 2016 when the price reached $41.66 per barrel. The period ended with the Benchmark Oil Futures Contract at $38.34 per barrel, up approximately 3.51% over the period. USO’s per share NAV began the period at $11.02 and ended the period at $9.74 on March 31, 2016, a decrease of approximately (11.62)% over the period. USO’s per share NAV reached its high for the period on January 4, 2016 at $10.94 and reached its low for the period on February 11, 2016, at $7.68. The Benchmark Oil Futures Contract prices listed above began with the February 2016 contracts and ended with the May 2016 contracts. The increase of approximately 3.51% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the three months ended March 31, 2016, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil Futures Contract is typically higher than the price of the next month crude oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, and 1,000,000,000 shares which were registered with the SEC on February 29, 2016. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of March 31, 2016, USO had issued 1,841,300,000 shares, 360,500,000 of which were outstanding. As of March 31, 2016, there were 1,285,700,000 shares registered but not yet issued.

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

As of March 31, 2016, USO had the following Authorized Participants: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$3,502,990,862	$2,305,283,236
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,093,675	$210,815
Annualized yield based on average daily total net assets	0.24%	0.04%
Management fee	$3,919,330	$2,557,917
Total fees and other expenses excluding management fees	$3,201,647	$1,560,481
Fees and expenses related to the registration or offering of additional shares	$80,969	$5,339
Total commissions accrued to brokers	$2,229,168	$1,187,217
Total commissions as annualized percentage of average total net assets	0.26%	0.21%
Commissions accrued as a result of rebalancing	$2,005,980	$958,970
Percentage of commissions accrued as a result of rebalancing	89.99%	80.77%
Commissions accrued as a result of creation and redemption activity	$223,188	$228,247
Percentage of commissions accrued as a result of creation and redemption activity	10.01%	19.23%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to USO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by USO for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to a greater number of futures contracts being held and traded as a result of USO’s greater total net assets and the lower price of the benchmark futures contract, which led USO to hold more contracts.

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

For the 30-valuation days ended March 31, 2016, the simple average daily change in the Benchmark Oil Futures Contract was 0.388%, while the simple average daily change in the per share NAV of USO over the same time period was 0.384%. The average daily difference was (0.0041)% (or (0.41) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (3.397)%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2016, the simple average daily change in the Benchmark Oil Futures Contract was (0.050)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.050)%. The average daily difference was 0.0002% (or (0.02) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.071%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2016. The second graph measures monthly changes since March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of USO as measured by changes in its per share NAV was (11.62)%. This is based on an initial per share NAV of $11.02 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $9.74. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $9.76 as of March 31, 2016, for a total return over the relevant time period of (11.43)%. The difference between the actual per share NAV total return of USO of (11.62)% and the expected total return based on the Benchmark Oil Futures Contract of (11.43)% was an error over the time period of (0.19)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of USO as measured by changes in its per share NAV was (16.28)%. This was based on an initial per share NAV of $20.15 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $16.87. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $16.90 as of March 31, 2015, for a total return over the relevant time period of (16.14)%. The difference between the actual per share NAV total return of USO of (16.28)% and the expected total return based on the Benchmark Oil Futures Contract of (16.14)% was an error over the time period of (0.14)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USO to track slightly lower than the daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2016, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2006 and March 31, 2016. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011 and to backwardation during part of 2013 and most of 2014. Due to a historic storage surplus, the crude oil futures market returned to a state of contango in 2015 and remained in a state of contango during the three months ended March 31, 2016.

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

Crude Oil Market. During the three months ended March 31, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States grew to approximately 530 million barrels by the end of March, approximately 10% higher than the same week a year earlier. Storage increased steadily during the first quarter of 2016, peaking at 535 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved despite a dramatic decline in the number of active oil rigs in the United States and signs that this decline was finally having an impact on crude oil production. The final weekly production level reported by the Department of Energy in the first quarter of 2016 was about 6% lower than the peak reached in June of 2015. On a global level, hopes that OPEC members and other large oil producing nations would agree to freeze production were somewhat offset by concerns that new sources of production, such as from Iran following the lifting of sanctions, would exacerbate the global oversupply. (Subsequent to quarter end, OPEC failed to reach an agreement to freeze production.) United States crude oil prices finished the first quarter of 2016 approximately 3.51% higher than at the beginning of the year. Prices fluctuated as investors weighed the possibility that U.S. and global inventories may stabilize this year and record production growth may finally have peaked. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and natural gas, strongly correlated with global equities, unleaded gasoline, diesel-heating oil and negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2006 – 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.438	0.428	0.116	0.441
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.286)	(0.395)	(0.322)	(0.027)	(0.372)
Global Equities (FTSE World Index)			1.000	0.488	0.489	0.158	0.518
Unleaded Gasoline				1.000	0.738	0.160	0.754
Diesel-Heating Oil					1.000	0.268	0.801
Natural Gas						1.000	0.256
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, movements of crude oil were strongly correlated with movements of unleaded gasoline and diesel-heating oil, somewhat correlated with movements of large cap U.S. equities, global equities, and natural gas, and somewhat negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.638	0.191	0.086	0.284
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.326)	(0.413)	(0.255)	(0.351)	(0.457)
Global Equities (FTSE World Index)			1.000	0.718	0.291	0.156	0.400
Unleaded Gasoline				1.000	0.657	0.535	0.732
Diesel-Heating Oil					1.000	0.157	0.942
Natural Gas						1.000	0.273
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2016, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, USO used other assets to pay expenses, which could cause a decrease in USO’s NAV over time. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2016, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of March 31, 2016, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,679,538,843 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2016, USO’s portfolio consisted of 91,625 WTI Crude Oil Futures CL May 2016 Contracts traded on the NYMEX. As of March 31, 2016, USO did not hold any Oil Futures Contracts traded on the ICE Futures Europe. For a list of USO’s current holdings, please see USO’s website at www.unitedstatescommodityfunds.com.

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

During the three month reporting period ended March 31, 2016, USO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 26, 2016.

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

Date: May 4, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 4, 2016

