Form 10-Q
period 2017-06-30
United States Oil Fund, LP
filed 2017-08-07
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒        Yes      ☐         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes       ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 252,100,000 shares outstanding as of August 2, 2017.

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$2,828,070,191	$2,920,517,807
Equity in trading accounts:
Cash and cash equivalents	453,625,077	249,864,944
Unrealized gain (loss) on open commodity futures contracts	(6,254,900)	111,290,560
Dividends receivable	324,683	222,951
Directors' fees and insurance receivable	46,375	–
Prepaid registration fees	1,104,051	1,276,832
ETF transaction fees receivable	3,000	5,000

Total assets	$3,276,918,477	$3,283,178,094

Liabilities and Partners' Capital
Payable due to Broker	$–	$110,778,928
Payable for shares redeemed	105,659,181	66,943,788
General Partner management fees payable (Note 3)	979,185	1,256,212
Professional fees payable	1,023,620	1,829,494
Brokerage commissions payable	187,961	235,961
Directors' fees and insurance payable	–	26,116
License fees payable	98,959	150,926

Total liabilities	107,948,906	181,221,425

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	3,168,969,571	3,101,956,669
Total Partners' Capital	3,168,969,571	3,101,956,669

Total liabilities and partners' capital	$3,276,918,477	$3,283,178,094

Limited Partners' shares outstanding	334,800,000	265,000,000
Net asset value per share	$9.47	$11.71
Market value per share	$9.50	$11.72

See accompanying notes to condensed financial statements.

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2017 contracts, expiring July 2017*	68,833	$(6,254,900)	(0.20)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$75,000,000	$74,993,594	2.37
0.59%, 7/13/2017	75,000,000	74,985,375	2.37
0.61%, 7/20/2017	75,000,000	74,976,052	2.37
0.60%, 7/27/2017	75,000,000	74,967,771	2.37
0.63%, 8/03/2017	75,000,000	74,957,031	2.37
0.61%, 8/10/2017	75,000,000	74,949,167	2.36
0.65%, 8/17/2017	75,000,000	74,936,354	2.36
0.67%, 8/24/2017	75,000,000	74,924,625	2.36
0.76%, 8/31/2017	75,000,000	74,904,052	2.36
0.84%, 9/07/2017	75,000,000	74,881,000	2.36
0.87%, 9/14/2017	100,000,000	99,819,583	3.15
0.87%, 9/21/2017	75,000,000	74,851,375	2.36
0.89%, 9/28/2017	75,000,000	74,834,979	2.36
0.90%, 10/05/2017	75,000,000	74,821,000	2.36
0.92%, 10/12/2017	60,000,000	59,842,925	1.89
0.91%, 10/19/2017	75,000,000	74,792,604	2.36
0.95%, 10/26/2017	90,000,000	89,722,125	2.83
0.97%, 11/02/2017	75,000,000	74,750,709	2.36
1.01%, 11/09/2017	80,000,000	79,707,434	2.52
0.98%, 11/16/2017	75,000,000	74,718,250	2.36
1.05%, 11/24/2017	80,000,000	79,660,956	2.51
1.05%, 11/30/2017	75,000,000	74,669,083	2.36
1.08%, 12/07/2017	75,000,000	74,645,563	2.36
1.09%, 12/14/2017	80,000,000	79,601,600	2.51
1.11%, 12/21/2017	80,000,000	79,577,111	2.51
1.10%, 12/28/2017	80,000,000	79,562,000	2.51
Total Treasury Obligations		1,995,052,318	62.96

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	200,000,000	200,000,000	6.31
Goldman Sachs Financial Square Funds - Government Fund - Class FS	160,000,000	160,000,000	5.05
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	150,000,000	150,000,000	4.73
Total Money Market Funds		510,000,000	16.09
Total Cash Equivalents		$2,505,052,318	79.05

* Collateral amounted to $453,625,077 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(237,461,770)	$719,826,560	$(392,732,210)	$504,268,950
Change in unrealized gain (loss) on open futures contracts	(21,053,970)	(74,855,450)	(117,545,460)	(33,328,530)
Dividend income	1,035,939	572,471	1,894,828	920,883
Interest income	4,094,212	2,323,518	7,035,151	4,068,781
ETF transaction fees	88,650	69,000	158,000	154,000

Total income (loss)	(253,296,939)	647,936,099	(501,189,691)	476,084,084

Expenses
General Partner management fees (Note 3)	3,231,514	3,924,293	6,458,103	7,843,623
Professional fees	595,272	673,118	1,185,752	1,346,433
Brokerage commissions	1,365,114	1,603,540	2,526,521	3,832,708
Directors' fees and insurance	89,727	94,090	180,337	181,641
License fees	107,717	130,810	215,270	261,454
Registration fees	86,868	83,367	172,781	164,336

Total expenses	5,476,212	6,509,218	10,738,764	13,630,195

Net income (loss)	$(258,773,151)	$641,426,881	$(511,928,455)	$462,453,889
Net income (loss) per limited partnership share	$(1.15)	$1.82	$(2.24)	$0.54
Net income (loss) per weighted average limited partnership share	$(0.90)	$2.03	$(1.86)	$1.34
Weighted average limited partnership shares outstanding	287,768,132	316,056,044	274,777,348	345,501,648

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$3,101,956,669	$3,101,956,669
Addition of 272,800,000 partnership shares	–	2,739,803,719	2,739,803,719
Redemption of 203,000,000 partnership shares	–	(2,160,862,362)	(2,160,862,362)
Net income (loss)	–	(511,928,455)	(511,928,455)

Balances, at June 30, 2017	$–	$3,168,969,571	$3,168,969,571

Net Asset Value Per Share:
At December 31, 2016			$11.71
At June 30, 2017			$9.47

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(511,928,455)	$462,453,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(203,760,133)	(72,869,830)
Unrealized (gain) loss on open futures contracts	117,545,460	33,328,530
(Increase) decrease in dividends receivable	(101,732)	(177,997)
(Increase) decrease in directors' fees and insurance receivable	(46,375)	(54,750)
(Increase) decrease in prepaid registration fees	172,781	(726,421)
(Increase) decrease in ETF transaction fees receivable	2,000	(2,000)
Increase (decrease) in payable due to Broker	(110,778,928)	–
Increase (decrease) in General Partner management fees payable	(277,027)	66,303
Increase (decrease) in professional fees payable	(805,874)	(629,701)
Increase (decrease) in brokerage commissions payable	(48,000)	(25,000)
Increase (decrease) in directors' fees and insurance payable	(26,116)	(42,863)
Increase (decrease) in license fees payable	(51,967)	45,779
Net cash provided by (used in) operating activities	(710,104,366)	421,365,939

Cash Flows from Financing Activities:
Addition of partnership shares	2,739,803,719	1,907,604,740
Redemption of partnership shares	(2,122,146,969)	(2,126,168,594)
Net cash provided by (used in) financing activities	617,656,750	(218,563,854)

Net Increase (Decrease) in Cash and Cash Equivalents	(92,447,616)	202,802,085

Cash and Cash Equivalents, beginning of period	2,920,517,807	2,725,177,054
Cash and Cash Equivalents, end of period	$2,828,070,191	$2,927,979,139

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2017, USO held 68,833 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017. The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2017, USO had registered a total of 3,127,000,000 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2017 and 2016, USO incurred $172,781 and $164,336, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2017, are estimated to be a total of $361,350 for USO and, in the aggregate for USO and the Related Public Funds, $539,350.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2017 and 2016, USO incurred $215,270 and $261,454, respectively, under this arrangement.

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

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$2,526,521	$3,832,708
Total commissions as an annualized percentage of average total net assets	0.18%	0.22%
Commissions accrued as a result of rebalancing	$2,238,003	$3,504,380
Percentage of commissions accrued as a result of rebalancing	88.58%	91.43%
Commissions accrued as a result of creation and redemption activity	$288,518	$328,328
Percentage of commissions accrued as a result of creation and redemption activity	11.42%	8.57%

The decrease in the total commissions accrued to brokers by USO for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a lesser number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

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

All of the futures contracts held by USO through June 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017 and December 31, 2016, USO held investments in money market funds in the amounts of $510,000,000 and $748,000,001, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, USO held cash deposits and investments in Treasuries in the amounts of $2,771,695,268 and $2,422,382,750, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.71	$11.02
Total income (loss)	(2.20)	0.58
Total expenses	(0.04)	(0.04)
Net increase (decrease) in net asset value	(2.24)	0.54
Net asset value, end of period	$9.47	$11.56

Total Return	(19.13)%	4.90%

Ratios to Average Net Assets
Total income (loss)	(17.32)%	13.58%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.30%	0.33%
Net income (loss)	(17.69)%	13.19%

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

The following table summarizes the valuation of USO’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$2,505,052,318	$2,505,052,318	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(6,254,900)	(6,254,900)	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$2,770,212,015	$2,770,212,015	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	111,290,560	111,290,560	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(6,254,900)	$111,290,560

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(392,732,210)		$504,268,950

	Change in unrealized gain (loss) on open contracts		$(117,545,460)		$(33,328,530)

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2017, USO held 68,833 NYMEX Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures Contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2017, when it held a maximum of 71,155 Crude Oil Futures CL contracts. No action was taken by the NYMEX and USO did not reduce the number of Crude Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the six months ended June 30, 2017.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2017, USO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect USO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. USO may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact USO if it were to engage in OTC swaps with non-U.S. persons.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2017. The price of the Benchmark Futures Contract started the period at $53.720 per barrel. The high of the period was on February 23, 2017 when the price reached $54.450 per barrel. The low of the period was on June 21, 2017 when the price dropped to $42.530 per barrel. The period ended with the Benchmark Futures Contract at $46.040 per barrel, down approximately (14.30)% over the period. USO’s per share NAV began the period at $11.71 and ended the period at $9.47 on June 30, 2017, a decrease of approximately (19.13)% over the period. USO’s per share NAV reached its high for the period on January 6, 2017 at $11.76 and reached its low for the period on June 21, 2017 at $8.74. The Benchmark Oil Futures Contract prices listed above began with the February 2017 contracts and ended with the August 2017 contracts. The decrease of approximately (14.30)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the six months ended June 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, and 1,000,000,000 shares which were registered with the SEC on February 29, 2016. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of June 30, 2017, USO had issued 2,394,000,000 shares, 334,800,000 of which were outstanding. As of June 30, 2017, there were 733,000,000 shares registered but not yet issued.

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

As of June 30, 2017, USO had the following Authorized Participants: ABN Amro, BNP Paribas Prime Brokerage Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$2,894,054,875	$3,505,208,745
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,929,979	$4,989,664
Annualized yield based on average daily total net assets	0.62%	0.29%
Management fee	$6,458,103	$7,843,623
Total fees and other expenses excluding management fees	$4,280,661	$5,786,572
Fees and expenses related to the registration or offering of additional shares	$172,781	$164,336
Total commissions accrued to brokers	$2,526,521	$3,832,708
Total commissions as annualized percentage of average total net assets	0.18%	0.22%
Commissions accrued as a result of rebalancing	$2,238,003	$3,504,380
Percentage of commissions accrued as a result of rebalancing	88.58%	91.43%
Commissions accrued as a result of creation and redemption activity	$288,518	$328,328
Percentage of commissions accrued as a result of creation and redemption activity	11.42%	8.57%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due to USO’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by USO for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$2,880,348,720	$3,507,426,628
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,130,151	$2,895,989
Annualized approximate yield based on average daily total net assets	0.71%	0.33%
Management fee	$3,231,514	$3,924,293
Total fees and other expenses excluding management fees	$2,244,698	$2,584,925
Fees and expenses related to the registration or offering of additional shares	$86,868	$83,367
Total commissions accrued to brokers	$1,365,114	$1,603,540
Total commissions as annualized percentage of average total net assets	0.19%	0.18%
Commissions accrued as a result of rebalancing	$1,177,960	$1,500,012
Percentage of commissions accrued as a result of rebalancing	86.29%	93.54%
Commissions accrued as a result of creation and redemption activity	$187,154	$103,528
Percentage of commissions accrued as a result of creation and redemption activity	13.71%	6.46%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due to USO’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by USO for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

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

For the 30-valuation days ended June 30, 2017, the simple average daily change in the Benchmark Oil Futures Contract was (0.2500)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.2484)%. The average daily difference was 0.0016% (or 0.16 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.3189%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2017, the simple average daily change in the Benchmark Oil Futures Contract was (0.0431)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.0433)%. The average daily difference was (0.0002)% (or (0.02) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.0227%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2017. The second graph measures monthly changes since June 30, 2012 through June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of USO as measured by changes in its per share NAV was (19.13)%. This is based on an initial per share NAV of $11.71 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $9.470. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USO would have had an estimated per share NAV of $9.472 as of June 30, 2017, for a total return over the relevant time period of (19.11)%. The difference between the actual per share NAV total return of USO of (19.13)% and the expected total return based on the Benchmark Oil Futures Contract of (19.11)% was an error over the time period of 0.02%, which is to say that USO’s actual total return nearly matched the benchmark result. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track differently than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2016, the actual total return of USO as measured by changes in its per share NAV was 4.90%. This was based on an initial per share NAV of $11.02 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $11.56. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $11.59 as of June 30, 2016, for a total return over the relevant time period of 5.17%. The difference between the actual per share NAV total return of USO of 4.90% and the expected total return based on the Benchmark Oil Futures Contract of 5.17% was an error over the time period of (0.27)%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2017, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Crude Oil Market. During the six months ended June 30, 2017, crude oil prices were impacted by several factors. OPEC’s decision to cut production in late 2016 led to a recovery in prices through February of 2017. This spring saw increased concerns about the rapid and consistent response of increased U.S. shale oil production, concerns that OPEC was unable to mitigate when it voted to extend production quotas into 2018. Prices fell on these concerns through the end of the quarter. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April 2017, when it reached 535 million barrels, just shy of the all-time record set in 1929. U.S. inventory then began a seasonal decline that lasted through the remainder of the spring and into early summer. However, storage remained elevated relative to previous years. Additionally, demand for crude has been lower than more bullish forecasts, with U.S. gasoline demand for the summer driving season lower than expected. United States crude oil prices finished the second quarter of 2017 approximately (14.30)% lower than at the beginning of the year. Some data indicates that global inventories are falling and that meaningful declines (other than seasonal) should begin to become apparent in U.S. supply. However, should U.S. supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or a tapering of U.S. supply growth would likely have the opposite effect.

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

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2007 – June 30, 2017 *	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.472	0.439	0.097	0.462
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.392)	(0.330)	(0.048)	(0.376)
Global Equities (FTSE World Index)			1.000	0.514	0.483	0.147	0.519
Unleaded Gasoline				1.000	0.754	0.167	0.767
Diesel-Heating Oil					1.000	0.292	0.816
Natural Gas						1.000	0.310
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2017, movements of crude oil were neither strongly correlated nor inversely correlated with movements of large cap U.S. equities, U.S. Government bonds, global equities or natural gas and strongly correlated with movements of unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.250)	(0.224)	(0.249)	(0.076)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.132)	(0.314)	(0.395)	(0.307)
Global Equities (FTSE World Index)			1.000	(0.299)	(0.444)	(0.370)	(0.321)
Unleaded Gasoline				1.000	0.748	0.567	0.596
Diesel-Heating Oil					1.000	0.278	0.950
Natural Gas						1.000	0.141
Crude Oil							1.000

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

Liquidity and Capital Resources

USO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USO has met, and it is anticipated that USO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USO’s liquidity needs include: redeeming shares, providing margin deposits for its existing Oil Futures Contracts or the purchase of additional Oil Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2017, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2017, USO used other assets to pay expenses, which could cause a decrease in USO’s NAV over time. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2017, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of June 30, 2017, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,281,695,268 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of June 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2017, USO’s portfolio consisted of 68,833 WTI Crude Oil Futures CL August 2017 Contracts traded on the NYMEX. As of June 30, 2017, USO did not hold any Oil Futures Contracts on the ICE Futures Europe. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USO is exposed to commodity price risk. In particular, USO is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that USO holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of USO’s shares.

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

During the six month reporting period ended June 30, 2017, USO limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 1,190 basket (comprising 119,000,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	44,000,000	$10.85
5/1/17 to 5/31/17	54,400,000	$10.27
6/1/17 to 6/30/17	20,600,000	$9.30
Total	119,000,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Date: August 7, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2017

