Form 10-Q
period 2017-09-30
United States Oil Fund, LP
filed 2017-11-06
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 206,500,000 shares outstanding as of November 2, 2017.

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $2,052,310,579 and $2,920,517,807, respectively) (Notes 2 and 5)	$2,052,310,579	$2,920,517,807
Equity in trading accounts:
Cash and cash equivalents (at cost $154,585,900 and $249,864,944, respectively)	154,585,900	249,864,944
Unrealized gain (loss) on open commodity futures contracts	122,542,660	111,290,560
Receivable for shares sold	33,387,540	—
Dividends receivable	265,315	222,951
Interest receivable	58,562	—
Directors' fees and insurance receivable	11,035	—
Prepaid registration fees	1,016,229	1,276,832
ETF transaction fees receivable	2,000	5,000

Total assets	$2,364,179,820	$3,283,178,094

Liabilities and Partners' Capital
Payable due to Broker	$53,119,135	$110,778,928
Payable for shares redeemed	—	66,943,788
General Partner management fees payable (Note 3)	906,095	1,256,212
Professional fees payable	1,154,777	1,829,494
Brokerage commissions payable	187,961	235,961
Directors' fees and insurance payable	—	26,116
License fees payable	89,665	150,926

Total liabilities	55,457,633	181,221,425

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	2,308,722,187	3,101,956,669
Total Partners' Capital	2,308,722,187	3,101,956,669

Total liabilities and partners' capital	$2,364,179,820	$3,283,178,094

Limited Partners' shares outstanding	221,100,000	265,000,000
Net asset value per share	$10.44	$11.71
Market value per share	$10.43	$11.72

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2017

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2017 contracts, expiring October 2017*	$2,186,176,280	44,682	$122,542,660	5.31

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.90%, 10/05/2017	$75,000,000	$74,992,542	3.25
0.92%, 10/12/2017	60,000,000	59,983,225	2.60
0.91%, 10/19/2017	75,000,000	74,966,062	3.25
0.95%, 10/26/2017	90,000,000	89,940,625	3.89
0.97%, 11/02/2017	75,000,000	74,935,667	3.25
1.01%, 11/09/2017	80,000,000	79,912,900	3.46
0.98%, 11/16/2017	75,000,000	74,906,083	3.24
1.05%, 11/24/2017	80,000,000	79,874,600	3.46
1.05%, 11/30/2017	75,000,000	74,869,375	3.24
1.08%, 12/07/2017	75,000,000	74,850,646	3.24
1.09%, 12/14/2017	80,000,000	79,822,400	3.46
1.11%, 12/21/2017	80,000,000	79,802,000	3.46
1.10%, 12/28/2017	80,000,000	79,785,867	3.46
1.12%, 1/04/2018	75,000,000	74,779,323	3.24
1.11%, 1/11/2018	75,000,000	74,765,187	3.24
1.10%, 1/18/2018	75,000,000	74,752,479	3.24
1.12%, 1/25/2018	75,000,000	74,730,542	3.24
1.12%, 2/01/2018	75,000,000	74,714,281	3.24
1.13%, 2/08/2018	50,000,000	49,796,875	2.16
1.12%, 2/15/2018	75,000,000	74,683,187	3.23
1.10%, 2/22/2018	75,000,000	74,673,000	3.23
1.09%, 3/01/2018	100,000,000	99,544,903	4.31
1.14%, 3/08/2018	75,000,000	74,627,219	3.23
1.14%, 3/15/2018	75,000,000	74,611,562	3.23
1.16%, 3/22/2018	75,000,000	74,587,917	3.23
1.17%, 3/29/2018	50,000,000	49,711,611	2.15
Total Treasury Obligations		1,944,620,078	84.23

United States Oil Fund, LP
Condensed Schedule of Investments (Unaudited)(Continued)
At September 30, 2017

	Principal Amount	Market Value	% of Partners' Capital
United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	$100,000,000	$100,000,000	4.33
Goldman Sachs Financial Square Funds - Government Fund - Class FS	50,000,000	50,000,000	2.17
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000,000	100,000,000	4.33
Total Money Market Funds		250,000,000	10.83
Total Cash Equivalents		$2,194,620,078	95.06

* Collateral amounted to $154,585,900 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$135,353,709	$(384,554,840)	$(257,378,501)	$119,714,110
Change in unrealized gain (loss) on open futures contracts	128,797,560	303,367,830	11,252,100	270,039,300
Dividend income	988,616	560,858	2,883,444	1,481,741
Interest income*	5,365,328	2,300,456	12,400,479	6,369,237
ETF transaction fees	110,000	82,000	268,000	236,000

Total income (loss)	270,615,213	(78,243,696)	(230,574,478)	397,840,388

Expenses
General Partner management fees (Note 3)	2,943,845	3,619,261	9,401,948	11,462,884
Professional fees	336,088	643,479	1,521,840	1,989,912
Brokerage commissions	1,248,593	1,544,097	3,775,114	5,376,805
Directors' fees and insurance	90,856	95,863	271,193	277,504
License fees	98,128	120,642	313,398	382,096
Registration fees	87,822	87,823	260,603	252,159

Total expenses	4,805,332	6,111,165	15,544,096	19,741,360

Net income (loss)	$265,809,881	$(84,354,861)	$(246,118,574)	$378,099,028
Net income (loss) per limited partnership share	$0.97	$(0.56)	$(1.27)	$(0.02)
Net income (loss) per weighted average limited partnership share	$1.00	$(0.28)	$(0.91)	$1.14
Weighted average limited partnership shares outstanding	264,872,826	303,886,957	271,439,560	331,528,832

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$—	$3,101,956,669	$3,101,956,669
Addition of 348,000,000 partnership shares	—	3,482,048,137	3,482,048,137
Redemption of 391,900,000 partnership shares	—	(4,029,164,045)	(4,029,164,045)
Net income (loss)	—	(246,118,574)	(246,118,574)

Balances, at September 30, 2017	$—	$2,308,722,187	$2,308,722,187

Net Asset Value Per Share:
At December 31, 2016			$11.71
At September 30, 2017			$10.44

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(246,118,574)	$378,099,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	95,279,044	311,843,294
Unrealized (gain) loss on open futures contracts	(11,252,100)	(270,039,300)
(Increase) decrease in dividends receivable	(42,364)	(166,865)
(Increase) decrease in interest receivable	(58,562)	—
(Increase) decrease in directors' fees and insurance receivable	(11,035)	(15,931)
(Increase) decrease in prepaid registration fees	260,603	(638,599)
(Increase) decrease in ETF transaction fees receivable	3,000	—
Increase (decrease) in payable due to Broker	(57,659,793)	64,960,641
Increase (decrease) in General Partner management fees payable	(350,117)	(25,434)
Increase (decrease) in professional fees payable	(674,717)	5,887
Increase (decrease) in brokerage commissions payable	(48,000)	(25,000)
Increase (decrease) in directors' fees and insurance payable	(26,116)	(42,863)
Increase (decrease) in license fees payable	(61,261)	35,611
Net cash provided by (used in) operating activities	(220,759,992)	483,990,469

Cash Flows from Financing Activities:
Addition of partnership shares	3,448,660,597	3,046,756,478
Redemption of partnership shares	(4,096,107,833)	(3,148,075,673)
Net cash provided by (used in) financing activities	(647,447,236)	(101,319,195)

Net Increase (Decrease) in Cash and Cash Equivalents	(868,207,228)	382,671,274

Cash and Cash Equivalents, beginning of period	2,920,517,807	2,725,177,054
Cash and Cash Equivalents, end of period	$2,052,310,579	$3,107,848,328

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2017, USO held 44,682 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund, which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO and the REX Funds, are referred to collectively herein as the “Related Public Funds.”

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2017, USO had registered a total of 3,127,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2017 and 2016, USO incurred $260,603 and $252,159, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2017 and 2016, USO incurred $313,398 and $382,096, respectively, under this arrangement.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USO is party to a marketing agent agreement, dated as of March 13, 2006, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USO as outlined in the agreement. The fees of the Marketing Agent, which are borne by USCF, include a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USO’s assets from $0 – $500 million; 0.04% on USO’s assets from $500 million – $4 billion and 0.03% on USO's assets in excess of $4 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of USO’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

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

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Total commissions accrued to brokers	$3,775,114	$5,376,805
Total commissions as an annualized percentage of average total net assets	0.18%	0.21%
Commissions accrued as a result of rebalancing	$3,311,727	$4,920,092
Percentage of commissions accrued as a result of rebalancing	87.73%	91.51%
Commissions accrued as a result of creation and redemption activity	$463,387	$456,713
Percentage of commissions accrued as a result of creation and redemption activity	12.27%	8.49%

The decrease in the total commissions accrued to brokers by USO for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due primarily to a lesser number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USO may engage in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). USO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the futures contracts held by USO through September 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

USO’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USO’s assets posted with that FCM; however, the majority of USO’s assets are held in investments in Treasuries, cash and/or cash equivalents with USO’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USO’s custodian, however, could result in a substantial loss of USO’s assets.

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2017 and December 31, 2016, USO held investments in money market funds in the amounts of $250,000,000 and $748,000,001, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2017 and December 31, 2016, USO held cash deposits and investments in Treasuries in the amounts of $1,956,896,479 and $2,422,382,750, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2017 (Unaudited)	For the nine months ended September 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.71	$11.02
Total income (loss)	(1.21)	0.04
Total expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	(1.27)	(0.02)
Net asset value, end of period	$10.44	$11.00

Total Return	(10.85)%	(0.18)%

Ratios to Average Net Assets
Total income (loss)	(8.25)%	11.69%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.29%	0.32%
Net income (loss)	(8.81)%	11.11%

*	Annualized.

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

The following table summarizes the valuation of USO’s securities at September 30, 2017 using the fair value hierarchy:

At September 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$2,194,620,078	$2,194,620,078	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	122,542,660	122,542,660	—	—

During the nine months ended September 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$2,770,212,015	$2,770,212,015	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	111,290,560	111,290,560	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$122,542,660	$111,290,560

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2017		For the nine months ended September 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(257,378,501)		$119,714,110

	Change in unrealized gain (loss) on open contracts		$11,252,100		$270,039,300

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2017, USO held 44,682 NYMEX Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures Contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2017, when it held a maximum of 71,155 Crude Oil Futures CL contracts. No action was taken by the NYMEX and USO did not reduce the number of Crude Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the nine months ended September 30, 2017.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2017, USO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If USO engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and potentially initial margin, beginning in September 2020.

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, USO may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swaps transactions with non-U.S. persons. For example, USO may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USO. A portion of USO’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USO does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if USO invests in other types of MMFs besides government MMFs in the future, USO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 net asset value or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2017. The price of the Benchmark Oil Futures Contract started the period at $53.720 per barrel. It hit a peak on February 23, 2017 at a price of $54.450 per barrel. The low of the period was on June 21, 2017 when the price dropped to $42.530 per barrel. The period ended with the Benchmark Oil Futures Contract at $51.670 per barrel, down approximately (3.82)% over the period. USO’s per share NAV began the period at $11.71 and ended the period at $10.44 on September 30, 2017, a decrease of approximately (10.85)% over the period. USO’s per share NAV reached its high for the period on January 6, 2017 at $11.76 and reached its low for the period on June 21, 2017 at $8.74. The Benchmark Oil Futures Contract prices listed above began with the February 2017 contracts and ended with the November 2017 contracts. The decrease of approximately (3.82)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the nine months ended September 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, and 1,000,000,000 shares which were registered with the SEC on February 29, 2016. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of September 30, 2017, USO had issued 2,469,200,000 shares, 221,100,000 of which were outstanding. As of September 30, 2017, there were 657,800,000 shares registered but not yet issued.

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

As of September 30, 2017, USO had the following Authorized Participants: ABN Amro, BNP Paribas Prime Brokerage Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Average daily total net assets	$2,793,415,494	$3,402,607,890
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,283,923	$7,850,978
Annualized approximate yield based on average daily total net assets	0.73%	0.31%
Management fee	$9,401,948	$11,462,884
Total fees and other expenses excluding management fees	$6,142,148	$8,278,476
Fees and expenses related to the registration or offering of additional shares	$260,603	$252,159
Total commissions accrued to brokers	$3,775,114	$5,376,805
Total commissions as annualized percentage of average total net assets	0.18%	0.21%
Commissions accrued as a result of rebalancing	$3,311,727	$4,920,092
Percentage of commissions accrued as a result of rebalancing	87.73%	91.51%
Commissions accrued as a result of creation and redemption activity	$463,387	$456,713
Percentage of commissions accrued as a result of creation and redemption activity	12.27%	8.49%

Portfolio Expenses. USO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USO pays to USCF is calculated as a percentage of the total net assets of USO. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due to USO’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by USO for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the three months ended September 30, 2017	For the three months ended September 30, 2016
Average daily total net assets	$2,595,418,451	$3,199,636,635
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,353,944	$2,861,314
Annualized approximate yield based on average daily total net assets	0.97%	0.36%
Management fee	$2,943,845	$3,619,261
Total fees and other expenses excluding management fees	$1,861,487	$2,491,904
Fees and expenses related to the registration or offering of additional shares	$87,822	$87,823
Total commissions accrued to brokers	$1,248,593	$1,544,097
Total commissions as annualized percentage of average total net assets	0.19%	0.19%
Commissions accrued as a result of rebalancing	$1,073,724	$1,415,711
Percentage of commissions accrued as a result of rebalancing	85.99%	91.69%
Commissions accrued as a result of creation and redemption activity	$174,869	$128,386
Percentage of commissions accrued as a result of creation and redemption activity	14.01%	8.31%

Portfolio Expenses. USO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USO pays to USCF is calculated as a percentage of the total net assets of USO. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due to USO’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by USO for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of USO’s smaller size in terms of average net assets.

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

For the 30-valuation days ended September 30, 2017, the simple average daily change in the Benchmark Oil Futures Contract was 0.2771%, while the simple average daily change in the per share NAV of USO over the same time period was 0.2787%. The average daily difference was 0.0016% (or 0.16 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 1.8306%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO’s relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2017, the simple average daily change in the Benchmark Oil Futures Contract was (0.0385)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.0387)%. The average daily difference was (0.0002)% (or (0.02) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.0803%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2017. The second graph measures monthly changes since September 30, 2012 through September 30, 2017.

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

For the nine months ended September 30, 2017, the actual total return of USO as measured by changes in its per share NAV was (10.85)%. This is based on an initial per share NAV of $11.71 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $10.44. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USO would have had an estimated per share NAV of $10.44 as of September 30, 2017, for a total return over the relevant time period of (10.85)%. There was no difference between the actual per share NAV total return of USO of (10.85)% and the expected total return based on the Benchmark Oil Futures Contract of (10.85)%, which is to say that USO’s actual total return performed exactly the same as the benchmark result. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track differently than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2016, the actual total return of USO as measured by changes in its per share NAV was (0.18)%. This was based on an initial per share NAV of $11.02 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $11.00. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $11.04 as of September 30, 2016, for a total return over the relevant time period of 0.18%. The difference between the actual per share NAV total return of USO of (0.18)% and the expected total return based on the Benchmark Oil Futures Contract of 0.18% was an error over the time period of 0.36%, which is to say that USO’s actual total return underperformed the benchmark result by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USO will continue to be higher than interest earned by USO. As such, USCF anticipates that USO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2017, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Crude Oil Market. During the nine months ended September 30, 2017, crude oil prices have traded in a range between $43 to $53 as U.S. production growth threatened to overwhelm the impact of OPEC supply cuts.  Prices rose during the third quarter as U.S. and global inventories declined.  U.S. storage fell faster than the normal seasonal pace and dropped below prior-year inventory levels for the first time since 2014.  U.S. production ramped up steadily throughout the year, returning to record levels last seen during summer 2015.  However, production and rig count growth both appeared to level off towards the end of the quarter and may represent caution on the part of producers.  Temporary disruptions also occurred as a result of hurricane Harvey.  Looking ahead, expected demand growth appears strong while OPEC has stated it is prepared to take any action necessary to perpetuate the current trend towards a balanced market.  Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again.  On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between September 30, 2007 and September 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2007 – September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.287)	0.965	0.446	0.436	0.083	0.464
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.257)	(0.349)	(0.331)	(0.041)	(0.390)
Global Equities (FTSE World Index)			1.000	0.484	0.476	0.121	0.514
Unleaded Gasoline				1.000	0.729	0.154	0.700
Diesel-Heating Oil					1.000	0.258	0.805
Natural Gas						1.000	0.263
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2017, movements of crude oil displayed strong correlation with large cap U.S. equities and diesel-heating oil, moderate correlation with movements of global equities, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.229)	0.768	(0.150)	0.326	(0.331)	0.620
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.288	0.319	(0.103)	(0.271)	(0.393)
Global Equities (FTSE World Index)			1.000	(0.124)	0.223	(0.516)	0.515
Unleaded Gasoline				1.000	0.497	0.408	(0.212)
Diesel-Heating Oil					1.000	0.185	0.676
Natural Gas						1.000	(0.119)
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in Treasuries at the FCM. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2017, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2017, USO used other assets to pay expenses, which could cause a decrease in USO’s NAV over time. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2017, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2017, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,206,896,479 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2017, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of September 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2017, USO’s portfolio consisted of 44,682 WTI Crude Oil Futures CL November 2017 Contracts traded on the NYMEX. As of September 30, 2017, USO did not hold any Oil Futures Contracts on the ICE Futures Europe. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the nine months reporting period ended September 30, 2017, USO limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 1,889 baskets (comprising 188,900,000 shares) during the third quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/17 to 7/31/17	103,200,000	$9.69
8/1/17 to 8/31/17	29,700,000	$9.97
9/1/17 to 9/30/17	56,000,000	$10.21
Total	188,900,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Date: November 6, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2017

