Form 10-Q
period 2018-09-30
United States Oil Fund, LP
filed 2018-11-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 128,100,000 outstanding shares as of November 5, 2018.

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,488,417,608 and $1,846,630,713, respectively) (Notes 2 and 5)	$1,488,417,608	$1,846,630,713
Equity in trading accounts:
Cash and cash equivalents (at cost $135,097,595 and $144,626,242, respectively)	135,097,595	144,626,242
Unrealized gain (loss) on open commodity futures contracts	126,109,700	117,780,350
Receivable for shares sold	7,615,065	38,651,232
Dividends receivable	187,264	154,339
Interest receivable	38,508	32,182
Prepaid registration fees	835,080	928,407
ETF transaction fees receivable	1,000	2,000

Total assets	$1,758,301,820	$2,148,805,465

Liabilities and Partners' Capital
Payable due to Broker	$—	$57,283,329
Payable for shares redeemed	—	68,847,507
General Partner management fees payable (Note 3)	490,265	799,622
Professional fees payable	1,595,608	2,058,723
Brokerage commissions payable	137,961	187,961
Directors' fees and insurance payable	111,006	21,788
License fees payable	57,839	75,125

Total liabilities	2,392,679	129,274,055

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	1,755,909,141	2,019,531,410
Total Partners' Capital	1,755,909,141	2,019,531,410

Total liabilities and partners' capital	$1,758,301,820	$2,148,805,465

Limited Partners' shares outstanding	113,500,000	167,200,000
Net asset value per share	$15.47	$12.08
Market value per share	$15.52	$12.01

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2018 contracts, expiring October 2018*	$1,629,546,300	23,968	$126,109,700	7.18

		Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.87%, 10/04/2018		$75,000,000	$74,988,406	4.27
1.90%, 10/11/2018		60,000,000	59,968,667	3.42
1.97%, 10/18/2018		60,000,000	59,944,750	3.41
2.00%, 10/25/2018		50,000,000	49,934,000	2.84
2.00%, 11/01/2018		60,000,000	59,897,700	3.41
2.03%, 11/08/2018		50,000,000	49,894,181	2.84
2.05%, 11/15/2018		50,000,000	49,873,125	2.84
2.07%, 11/23/2018		70,000,000	69,788,736	3.98
2.05%, 11/29/2018		70,000,000	69,767,687	3.97
2.09%, 12/06/2018		70,000,000	69,734,350	3.97
2.06%, 12/13/2018		60,000,000	59,751,800	3.40
2.09%, 12/20/2018		60,000,000	59,724,000	3.40
2.07%, 12/27/2018		50,000,000	49,752,292	2.83
2.10%, 1/03/2019		50,000,000	49,729,097	2.83
2.10%, 1/10/2019		60,000,000	59,649,867	3.40
2.13%, 1/17/2019		50,000,000	49,683,500	2.83
2.15%, 1/24/2019		70,000,000	69,524,826	3.96
2.18%, 1/31/2019		60,000,000	59,561,817	3.39
2.20%, 2/07/2019		50,000,000	49,610,313	2.83
2.19%, 2/14/2019		60,000,000	59,508,133	3.39
2.20%, 2/21/2019		50,000,000	49,567,028	2.82
2.24%, 2/28/2019		50,000,000	49,538,541	2.82
2.38%, 3/07/2019		50,000,000	49,486,479	2.82
2.28%, 3/14/2019		50,000,000	49,486,361	2.82
2.33%, 3/21/2019		50,000,000	49,453,750	2.82
2.34%, 3/28/2019		50,000,000	49,428,917	2.82
Total Treasury Obligations			1,477,248,323	84.13

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio		11,000,000	11,000,000	0.62
Goldman Sachs Financial Square Funds - Government Fund - Class FS		60,000,000	60,000,000	3.42
Morgan Stanley Institutional Liquidity Funds - Government Portfolio		50,000,000	50,000,000	2.85
Total Money Market Funds			121,000,000	6.89
Total Cash Equivalents			$1,598,248,323	91.02

*	Collateral amounted to $135,097,595 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$120,333,820	$135,353,709	$451,011,820	$(257,378,501)
Change in unrealized gain (loss) on open futures contracts	(77,520,980)	128,797,560	8,329,350	11,252,100
Dividend income	723,714	988,616	1,494,267	2,883,444
Interest income*	7,988,050	5,365,328	21,631,092	12,400,479
ETF transaction fees	77,000	110,000	273,000	268,000

Total income (loss)	51,601,604	270,615,213	482,739,529	(230,574,478)

Expenses
General Partner management fees (Note 3)	1,984,921	2,943,845	6,293,684	9,401,948
Professional fees	409,589	336,088	1,379,811	1,521,840
Brokerage commissions	570,108	1,248,593	1,916,737	3,775,114
Directors' fees and insurance	80,559	90,856	236,202	271,193
License fees	66,164	98,128	209,789	313,398
Registration fees	5,963	87,822	93,326	260,603

Total expenses	3,117,304	4,805,332	10,129,549	15,544,096

Net income (loss)	$48,484,300	$265,809,881	$472,609,980	$(246,118,574)
Net income (loss) per limited partnership share	$0.45	$0.97	$3.39	$(1.27)
Net income (loss) per weighted average limited partnership share	$0.40	$1.00	$3.41	$(0.91)
Weighted average limited partnership shares outstanding	121,141,304	264,872,826	138,401,832	271,439,560

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$2,019,531,410	$2,019,531,410
Addition of 191,600,000 partnership shares	—	2,556,399,027	2,556,399,027
Redemption of 245,300,000 partnership shares	—	(3,292,631,276)	(3,292,631,276)
Net income (loss)	—	472,609,980	472,609,980

Balances, at September 30, 2018	$—	$1,755,909,141	$1,755,909,141

Net Asset Value Per Share:
At December 31, 2017			$12.08
At September 30, 2018			$15.47

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$472,609,980	$(246,118,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(8,329,350)	(11,252,100)
(Increase) decrease in dividends receivable	(32,925)	(42,364)
(Increase) decrease in interest receivable	(6,326)	(58,562)
(Increase) decrease in directors' fees and insurance receivable	—	(11,035)
(Increase) decrease in prepaid registration fees	93,327	260,603
(Increase) decrease in ETF transaction fees receivable	1,000	3,000
Increase (decrease) in payable due to Broker	(57,283,329)	(57,659,793)
Increase (decrease) in General Partner management fees payable	(309,357)	(350,117)
Increase (decrease) in professional fees payable	(463,115)	(674,717)
Increase (decrease) in brokerage commissions payable	(50,000)	(48,000)
Increase (decrease) in directors' fees and insurance payable	89,218	(26,116)
Increase (decrease) in license fees payable	(17,286)	(61,261)
Net cash provided by (used in) operating activities	406,301,837	(316,039,036)

Cash Flows from Financing Activities:
Addition of partnership shares	2,587,435,194	3,448,660,597
Redemption of partnership shares	(3,361,478,783)	(4,096,107,833)
Net cash provided by (used in) financing activities	(774,043,589)	(647,447,236)

Net Increase (Decrease) in Cash and Cash Equivalents	(367,741,752)	(963,486,272)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,991,256,955	3,170,382,751
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,623,515,203	$2,206,896,479

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,488,417,608	$2,052,310,579
Equity in Trading Accounts:
Cash and Cash Equivalents	135,097,595	154,585,900
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,623,515,203	$2,206,896,479

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2018, USO held 23,968 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com.

The liquidation date for each of USAG, DNO and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG, DNO and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of USAG, DNO and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG, DNO and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USAG, DNO and UHN.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2018, USO had registered a total of 3,127,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USO earns income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USO's condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2018 and 2017, USO incurred $93,326 and $260,603, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2018 and 2017, USO incurred $209,789 and $313,398, respectively, under this arrangement.

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

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$1,916,737	$3,775,114
Total commissions as annualized percentage of average total net assets	0.14%	0.18%
Commissions accrued as a result of rebalancing	$1,651,071	$3,311,727
Percentage of commissions accrued as a result of rebalancing	86.14%	87.73%
Commissions accrued as a result of creation and redemption activity	$265,666	$463,387
Percentage of commissions accrued as a result of creation and redemption activity	13.86%	12.27%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through September 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO's cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2018 and December 31, 2017, USO held investments in money market funds in the amounts of $121,000,000 and $150,000,000, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2018 and December 31, 2017, USO held cash deposits and investments in Treasuries in the amounts of $1,502,515,203 and $1,841,256,955, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.08	$11.71
Total income (loss)	3.46	(1.21)
Total expenses	(0.07)	(0.06)
Net increase (decrease) in net asset value	3.39	(1.27)
Net asset value, end of period	$15.47	$10.44

Total Return	28.06%	(10.85)%

Ratios to Average Net Assets
Total income (loss)	25.82%	(8.25)%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.27%	0.29%
Net income (loss)	25.27%	(8.81)%

*	Annualized.

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

The following table summarizes the valuation of USO’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,598,248,323	$1,598,248,323	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	126,109,700	126,109,700	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,989,077,878	$1,989,077,878	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	117,780,350	117,780,350	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$126,109,700	$117,780,350

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$451,011,820		$(257,378,501)

	Change in unrealized gain (loss) on open positions		$8,329,350		$11,252,100

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2018, USO held 23,968 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2018 when it held a maximum of 34,327 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the nine months ended September 30, 2018.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2018, USO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require USO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USO's FCM.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, USO may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swap transactions with non-U.S. persons. For example, USO may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2018. The price of the Benchmark Oil Futures Contract started the period at $60.42 per barrel. The high of the period was on June 29, 2018 when the price reached $74.15 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. The period ended with the Benchmark Oil Futures Contract at $73.25 per barrel, an increase of approximately 21.23% over the period. USO’s per share NAV began the period at $12.08 and ended the period at $15.47 on September 30, 2018, an increase of approximately 28.06% over the period. USO’s per share NAV reached its high for the period on September 28, 2018 at $15.47 and reached its low for the period on February 9, 2018 at $11.86. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the November 2018 contracts. The increase of approximately 21.23% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

During the nine months ended September 30, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, and 1,000,000,000 shares which were registered with the SEC on February 29, 2016. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of September 30, 2018, USO had issued 2,723,100,000 shares, 113,500,000 of which were outstanding. As of September 30, 2018, there were 403,900,000 shares registered but not yet issued.

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

As of September 30, 2018, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Average daily total net assets	$1,869,918,361	$2,793,415,494
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$23,125,359	$15,283,923
Annualized yield based on average daily total net assets	1.65%	0.73%
Management fee	$6,293,684	$9,401,948
Total fees and other expenses excluding management fees	$3,835,865	$6,142,148
Fees and expenses related to the registration or offering of additional shares	$93,326	$260,603
Total commissions accrued to brokers	$1,916,737	$3,775,114
Total commissions as annualized percentage of average total net assets	0.14%	0.18%
Commissions accrued as a result of rebalancing	$1,651,071	$3,311,727
Percentage of commissions accrued as a result of rebalancing	86.14%	87.73%
Commissions accrued as a result of creation and redemption activity	$265,666	$463,387
Percentage of commissions accrued as a result of creation and redemption activity	13.86%	12.27%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to USO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Average daily total net assets	$1,749,990,810	$2,595,418,451
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,711,764	$6,353,944
Annualized yield based on average daily total net assets	1.98%	0.97%
Management fee	$1,984,921	$2,943,845
Total fees and other expenses excluding management fees	$1,132,383	$1,861,487
Fees and expenses related to the registration or offering of additional shares	$5,963	$87,822
Total commissions accrued to brokers	$570,108	$1,248,593
Total commissions as annualized percentage of average total net assets	0.13%	0.19%
Commissions accrued as a result of rebalancing	$499,645	$1,073,724
Percentage of commissions accrued as a result of rebalancing	87.64%	85.99%
Commissions accrued as a result of creation and redemption activity	$70,463	$174,869
Percentage of commissions accrued as a result of creation and redemption activity	12.36%	14.01%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to USO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract was 0.422%, while the simple average daily change in the per share NAV of USO over the same time period was 0.428%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 3.034%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract was (0.022)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.022)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.134%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2018. The second graph measures monthly changes since September 30, 2013 through September 30, 2018.

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

For the nine months ended September 30, 2018, the actual total return of USO as measured by changes in its per share NAV was 28.06%. This is based on an initial per share NAV of $12.08 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $15.47. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $15.36 as of September 30, 2018, for a total return over the relevant time period of 27.15%. The difference between the actual per share NAV total return of USO of 28.06% and the expected total return based on the Benchmark Oil Futures Contract of 27.15% was an error over the time period of 0.91%, which is to say that USO’s actual total return outperformed the benchmark result by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2017, the actual total return of USO as measured by changes in its per share NAV was (10.85)%. This was based on an initial per share NAV of $11.71 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $10.44. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $10.44 as of September 30, 2017, for a total return over the relevant time period of (10.85)%. There was no difference between the actual per share NAV total return of USO of (10.85)% and the expected total return based on the Benchmark Oil Futures Contract of (10.85)%, which is to say that USO’s actual total return performed exactly the same as the benchmark result. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO's ability to accurately track Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO's attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2018, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2017 when U.S. and global oil inventories declined rapidly. OPEC’s recent rise in oil production has had little effect on the crude oil market and a backwardated market resulted in 2018.

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

Crude Oil Market. During the nine months ended September 30, 2018, crude oil prices traded in a range between $59.20 to $74.15. Crude continued a bull-run that began in June of 2017 and is up 41.77% over the past year. Crude has returned almost 180% since multi-year lows were reached in early 2016. As of quarter-end, U.S. crude storage was 13% lower than a year ago, and 24.6% below the near-all-time high set last year. Storage has also fallen below the five-year average level. During the third quarter of 2018, prices fell 12.33% from $74.15 to $65.01 before rebounding to $73.25 by the end of September. The correction during the first half of the quarter was caused by concerns about rising supplies, even as OPEC held to its commitment to restrain production. From mid-August through the end of the quarter, bullish sentiment dominated, driven by expectations that falling production in Venezuela and impending sanctions on Iran would lead to a supply squeeze, and that a commitment from OPEC to make up for the shortfall would not be enough to meet demand. This occurred even as U.S. crude oil production continued to set records, reaching 11.1 million barrels per day by quarter-end. A backwardated market has continued to help futures traders. In July, the discount on second month contracts relative to front month contracts grew as high as $2.55 before returning to more average levels by quarter-end. On average, the spread between the two contracts was about $0.83. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between September 30, 2008 and September 30, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2008 – September 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.258)	0.965	0.438	0.468	0.115	0.486
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.229)	(0.326)	(0.321)	(0.015)	(0.378)
Global Equities (FTSE World Index)			1.000	0.469	0.491	0.128	0.520
Unleaded Gasoline				1.000	0.716	0.107	0.678
Diesel-Heating Oil					1.000	0.207	0.791
Natural Gas						1.000	0.205
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2018, movements of crude oil displayed moderate correlation with diesel-heating oil and limited to negative correlation with movements with large cap U.S. equities, U.S. Government bonds, global equities, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.929	(0.046)	0.067	0.421	0.113
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.460)	0.381	0.343	0.417	(0.169)
Global Equities (FTSE World Index)			1.000	(0.011)	0.168	0.257	0.240
Unleaded Gasoline				1.000	0.362	0.234	0.033
Diesel-Heating Oil					1.000	0.472	0.550
Natural Gas						1.000	0.306
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in Treasuries at the FCM. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2018, USO's expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2018, USO did not need to use other assets to pay expenses. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USO's investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2018, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USO by following various trading limitations and policies. In particular, USO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USO to limit its credit exposure. An FCM, when acting on behalf of USO in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USO, all assets of USO relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USO's assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account USO's assets related to foreign Oil Futures Contracts trading.

In the future, USO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2018, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,623,515,203 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2018, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO's financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of September 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2018, USO's portfolio consisted of 23,968 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2018, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2018, USO limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 609 baskets (comprising 60,900,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	22,200,000	$14.40
8/1/18 to 8/31/18	25,700,000	$14.24
9/1/18 to 9/30/18	13,000,000	$14.87
Total	60,900,000

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

Date: November 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2018