Form 10-K
period 2018-12-31
United States Oil Fund, LP
filed 2019-02-25
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2018 was: $1,816,236,000.

The registrant had 134,900,000 outstanding shares as of February 21, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES OIL FUND, LP

Part I

Item 1. Business.

What is USO?

The United States Oil Fund, LP (“USO”) is a Delaware limited partnership organized on May 12, 2005. USO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”). USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2018, USO held 32,340 NYMEX WTI Crude Oil Futures CL Contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2018 when it held a maximum of 34,327 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures for the year ended December 31, 2018.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2018, USO did not exceed position limits imposed by the NYMEX and ICE Futures.

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

RBC Capital is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC Capital’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC Capital with respect to issues raised in various investigations. RBC Capital complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC Capital is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC Capital complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC Capital has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC Capital is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC Capital’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC Capital contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC Capital cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC Capital believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC Capital.

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the U.S. Securities and Exchange Commission (“SEC”), the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

RBC Capital and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC Capital reached a final settlement with all parties in the civil litigation, and the civil action against RBC Capital was dismissed with prejudice on December 6, 2016.

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC Capital caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC Capital was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

Please see RBC Capital’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

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

Currently, USCF does not employ commodity trading advisors for trading of USO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for USO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)        USO pays this compensation.

New York Mercantile Exchange Licensing Fee(4) - 0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD.

Expenses Paid or Accrued by USO from Inception through December 31, 2018 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$96,002,092
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$33,156,982
Other Amounts Paid or Accrued(5):	$29,080,230
Total Expenses Paid or Accrued:	$158,239,304

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid or Accrued(6):	0.14% annualized
Total Expenses Paid or Accrued:	0.75% annualized

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $1,789,400 for the fiscal year ended December 31, 2018. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2018 was $316,185.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USCF or USO to effect any sale or resale of shares. As of December 31, 2018, 16 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2018, USO issued 3,075 Creation Baskets and redeemed 3,215 Redemption Baskets.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g., retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of USO, as well as shares of each Related Public Fund, is registered under the Securities Act. USO and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firm participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “Investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, USO UNITED STATES OIL FUND, LP (and Flame Design) (U.S. Reg. No. 4440928) for “Financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since September 30, 2012, and THE ORIGINAL OIL ETF, (U.S. Reg. No. 4472747). USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,” in use since June 24, 2008, USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “fund investment services,” in use since April 2016. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

Because USCF anticipates it will “roll” USO’s positions in Oil Interests, it may be subject to the potential negative impact from rolling futures positions.

USCF anticipates it will “roll” USO’s positions in Oil Interests and, as a result, is subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by USO near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” USO does not intend to hold futures contracts through expiration, but instead to “roll” its positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect USO’s long positions, and positively affect USO’s short positions. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect USO’s short positions and positively affect USO’s long positions.

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant losses for USO, and the periods can have as much or more impact over time than movements in the level of USO’s Benchmark Oil Futures Contract.

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

Historical performance of USO and the Benchmark Futures Contract is not indicative of future performance.

Past performance of USO or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of USO or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of USO.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, USO could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including their regulatory obligations.

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

USO is subject to extensive regulatory reporting and compliance.

USO is subject to a comprehensive scheme of regulation under the federal commodities and securities laws. USO could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because USO’s shares are publicly traded, USO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. USO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

USO is responsible for establishing and maintaining adequate internal control over financial reporting. USO’s internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Regulatory changes or actions, including the implementation of new legislation is impossible to predict but may significantly and adversely affect USO.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USO is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USO, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

The Fund may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a-7 under the 1940 Act which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USO. A portion of USO's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USO does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if USO invests in other types of MMFs besides government MMFs in the future, USO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. USO cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

USO’s shares have traded on the NYSE Arca under the symbol “USO” since November 25, 2008. Prior to trading on the NYSE Arca, USO’s shares traded on the American Stock Exchange (the “AMEX”) under the symbol “USO” since its initial public offering on April 10, 2006 until November 24, 2008.

As of December 31, 2018, USO had approximately 216,882 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 762 baskets (comprising 76,200,000 shares) and 3,215 baskets (comprising 321,500,000 shares) for the three and twelve months ended December 31, 2018, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	24,400,000	$14.70
11/1/18 to 11/30/18	25,800,000	$11.71
12/1/18 to 12/31/18	26,000,000	$10.70
Total	76,200,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Total assets	$1,485,320	$2,148,805	$3,283,178	$3,177,729	$1,297,253
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(313,109)	$72,487	$674,231	$(1,276,606)	$(485,686)
Net income (loss)	$(291,275)	$78,972	$666,553	$(1,288,413)	$(489,273)
Weighted average limited partnership shares	137,006,575	253,222,466	322,665,574	162,412,877	21,970,685
Net income (loss) per share	$(2.49)	$0.37	$0.69	$(9.13)	$(15.08)
Net income (loss) per weighted average share	$(2.13)	$0.31	$2.07	$(7.93)	$(22.27)
Cash and cash equivalents at end of year	$1,223,160	$1,846,631	$2,920,518	$2,725,177	$1,139,072

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2018 and exhibited moderate daily swings along with an uneven upward/downward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $60.42 per barrel. The high of the year was on October 3, 2018 when the price reached $76.41 per barrel. The low of the year was on December 24, 2018 when the price dropped to $42.53 per barrel. The year ended with the Benchmark Oil Futures Contract at $45.41 per barrel, a decrease of approximately (24.84)% over the year. USO’s per share NAV began the year at $12.08 and ended the year at $9.59 on December 31, 2018, a decrease of approximately (20.61)% over the year. USO’s per share NAV reached its high for the year on October 3, 2018 at $16.14 and reached its low for the year on December 24, 2018 at $8.97. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the February 2019 contracts. The decrease of approximately (24.84)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

During the year ended December 31, 2018, the crude oil futures market was in a state of contango/backwardation, meaning that the price of the near month crude Oil Futures Contract was lower/higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango/backwardation, the price of the near month crude Oil Futures Contract is typically lower/higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, and 1,000,000,000 shares which were registered with the SEC on February 29, 2016. Shares offered by USO in the subsequent offerings were sold for cash at the shares’ per share NAV as described in the applicable prospectus. As of December 31, 2018, USO had issued 2,839,000,000 shares, 153,200,000 of which were outstanding. As of December 31, 2018, there were 288,000,000 shares registered but not yet issued.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2018, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Wedbush Securities Inc.

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017; and for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Per share net asset value, end of year	$9.59	$12.08	$11.71
Average daily total net assets	$1,810,481,185	$2,644,791,758	$3,365,963,742
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$32,102,623	$21,566,994	$10,955,067
Annualized yield based on average daily total net assets	1.77%	0.82%	0.33%
Management fee	$8,147,165	$11,901,563	$15,146,837
Total fees and other expenses excluding management fees	$5,015,059	$8,216,103	$10,719,531
Fees and expenses related to the registration or offering of additional shares	$349,290	$348,425	$339,981
Total commissions accrued to brokers	$2,538,611	$4,675,687	$6,875,314
Total commissions as annualized percentage of average total net assets	0.14%	0.18%	0.20%
Commissions accrued as a result of rebalancing	$2,145,268	$4,112,340	$6,297,055
Percentage of commissions accrued as a result of rebalancing	84.51%	87.95%	91.59%
Commissions accrued as a result of creation and redemption activity	$393,343	$563,347	$578,259
Percentage of commissions accrued as a result of creation and redemption activity	15.49%	12.05%	8.41%

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO held and traded; and the increase in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to higher prices for crude oil and the related increase in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and was higher during the year ended December 31, 2017 compared to the year ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017 was due primarily to USO’s smaller size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to USO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of futures contracts being held and traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded.

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017; and for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Per share net asset value, end of period	$9.59	$12.08	$11.71
Average daily total net assets	$1,634,107,826	$2,203,766,977	$3,256,827,907
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,977,264	$6,283,071	$3,104,089
Annualized yield based on average daily total net assets	2.18%	1.13%	0.38%
Management fee	$1,853,481	$2,499,615	$3,683,953
Total fees and other expenses excluding management fees	$1,179,194	$2,073,956	$2,441,055
Fees and expenses related to the registration or offering of additional shares	$255,964	$87,822	$87,822
Total commissions accrued to brokers	$621,874	$900,573	$1,498,509
Total commissions as annualized percentage of average total net assets	0.15%	0.16%	0.18%
Commissions accrued as a result of rebalancing	$494,197	$800,613	$1,248,578
Percentage of commissions accrued as a result of rebalancing	79.47%	88.90%	83.32%
Commissions accrued as a result of creation and redemption activity	$127,677	$99,960	$249,931
Percentage of commissions accrued as a result of creation and redemption activity	20.53%	11.10%	16.68%

The decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to lower prices for crude oil and the related decrease in the value of the crude oil future contracts in which USO held and traded; and the increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to higher prices for crude oil and the related increase in the value of the crude oil futures contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and was higher during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to USO’s smaller size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to USO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a lower number of futures contracts being held and traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded.

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

For the 30-valuation days ended December 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract was (0.668)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.661)%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 1.785%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO's relative tracking error as a percentage of the benchmark was due to periods of flat price returns. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30-valuation day period ended December 31, 2018, the last trading day in December. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended December 31, 2018.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract was (0.036)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.036)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.161%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2018, the actual total return of USO as measured by changes in its per share NAV was (20.61)%. This is based on an initial per share NAV of $12.08 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $9.59. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $9.48 as of December 31, 2018, for a total return over the relevant time period of (21.52)%. The difference between the actual per share NAV total return of USO of (20.61)% and the expected total return based on the Benchmark Oil Futures Contract of (21.52)% was an error over the time period of 0.91%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2017, the actual total return of USO as measured by changes in its per share NAV was 3.16%. This was based on an initial per share NAV of $11.71 as of December 31, 2016 and an ending per share NAV as of December 31, 2017 of $12.08. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $12.07 as of December 31, 2017, for a total return over the relevant time period of 3.07%. The difference between the actual per share NAV total return of USO of 3.16% and the expected total return based on the Benchmark Oil Futures Contract of 3.07% was an error over the time period of 0.09%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2016, the actual total return of USO as measured by changes in its per share NAV was 6.26%. This was based on an initial per share NAV of $11.02 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $11.71. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $11.76 as of December 31, 2016, for a total return over the relevant time period of 6.72%. The difference between the actual per share NAV total return of USO of 6.26% and the expected total return based on the Benchmark Oil Futures Contract of 6.72% was an error over the time period of (0.46)%, which is to say that USO's actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO's ability to accurately track its Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO's attempt to track the Benchmark Oil Futures Contract over time.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2018, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S. combined with increased OPEC production once again led market participants to fear another global glut of crude. The crude oil market remained in contango as of the end of 2018.

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

Crude Oil Market. During the year ended December 31, 2018, crude oil prices traded in a range between $42.53 to $76.41. Crude rose over 26% from the end of 2017 through October 3, 2018 before declining $31.00 to end the year down 24.84%. As of the end of the fourth quarter of 2018, U.S. crude storage was 1% higher than a year ago, and 7% higher than the five-year average level. However, storage levels are still almost 18% lower than the all-time high set in 2017. During the fourth quarter of 2018, prices fell 38.01% from $73.25 to $45.41. The drastic price reversal in the fourth quarter of 2018 occurred as U.S. production grew by 600,000 barrels per day, to total output of 11,700,000 barrels per day by December 31, 2018. Simultaneously, OPEC nations, particularly Saudi Arabia, reduced over-compliance with previously agreed upon supply cuts to avoid an overheated market. OPEC, which was under pressure from the U.S. and anticipating significant supply coming off the market once Iran sanctions took effect, sought to prevent undersupply. Instead, when the U.S. granted sanction waivers to a number of nations, OPEC discovered that it had inadvertently contributed to oversupply and was forced to reverse course at their semi-annual meeting in late November 2018. The announced cuts in production did not have a noticeable effect during the last month of 2018 and oil market participants were bearish given turmoil in equity markets, ongoing trade conflicts between the U.S. and China, and an impending U.S. government shutdown. As OPEC’s cuts begin to work their way into weekly data, and assuming global economic growth continues, crude oil prices are likely to rise in 2019.

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

For the ten-year time period between December 31, 2008 and December 31, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
December 31, 2008 – December 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.252)	0.962	0.333	0.365	0.078	0.385
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.312)	(0.294)	0.035	(0.347)
Global Equities (FTSE World Index)			1.000	0.381	0.410	0.095	0.446
Unleaded Gasoline				1.000	0.672	0.000	0.632
Diesel-Heating Oil					1.000	0.094	0.761
Natural Gas						1.000	0.073
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2018, movements of crude oil displayed strong correlation with diesel-heating oil and unleaded gasoline and limited to negative correlation with movements with large cap U.S. equities, U.S. Government bonds, global equities, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended December 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.076)	0.960	0.307	0.082	0.102	0.198
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.217)	(0.066)	(0.125)	0.482	(0.329)
Global Equities (FTSE World Index)			1.000	0.385	0.146	0.044	0.270
Unleaded Gasoline				1.000	0.798	(0.531)	0.834
Diesel-Heating Oil					1.000	(0.601)	0.844
Natural Gas						1.000	(0.663)
Crude Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing USO's financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by USO for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in Treasuries at the FCM. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2018, USO's expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2017, USO's expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USO's investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2018, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of December 31, 2018, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,656,935,976 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2018, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO's financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of December 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USO's financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of December 31, 2018, USO's portfolio consisted of 32,340 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of December 31, 2018, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USO is exposed to commodity price risk. In particular, USO is exposed to crude oil price risk through its holdings of Oil Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that USO holds in its portfolio, as described in “Contractual Obligations" under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of USO's shares.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2018, USO's internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2018 and 2017, including the schedule of investments as of December 31, 2018 and 2017, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 25, 2019

United States Oil Fund, LP
Statements of Financial Condition
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,223,159,803 and $1,846,630,713, respectively) (Notes 2 and 5)	$1,223,159,803	$1,846,630,713
Equity in trading accounts:
Cash and cash equivalents (at cost $433,776,173 and $144,626,242, respectively)	433,776,173	144,626,242
Unrealized gain (loss) on open commodity futures contracts	(194,392,958)	117,780,350
Receivable for shares sold	22,022,450	38,651,232
Dividends receivable	144,034	154,339
Interest receivable	29,030	32,182
Prepaid registration fees	579,117	928,407
ETF transaction fees receivable	2,000	2,000

Total assets	$1,485,319,649	$2,148,805,465

Liabilities and Partners' Capital
Payable due to Broker	$—	$57,283,329
Payable for shares redeemed	14,377,830	68,847,507
General Partner management fees payable (Note 3)	583,978	799,622
Professional fees payable	1,741,281	2,058,723
Brokerage commissions payable	89,961	187,961
Directors' fees and insurance payable	11,249	21,788
License fees payable	53,638	75,125

Total liabilities	16,857,937	129,274,055

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	1,468,461,712	2,019,531,410
Total Partners' Capital	1,468,461,712	2,019,531,410

Total liabilities and partners' capital	$1,485,319,649	$2,148,805,465

Limited Partners' shares outstanding	153,200,000	167,200,000
Net asset value per share	$9.59	$12.08
Market value per share	$9.66	$12.01

See accompanying notes to financial statements.

United States Oil Fund, LP
Schedule of Investments
At December 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2019 contracts, expiring January 2019*	$1,662,952,358	32,340	$(194,392,958)	(13.24)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.10%, 1/10/2019	$60,000,000	$59,968,800	4.08
2.13%, 1/17/2019	50,000,000	49,953,111	3.40
2.15%, 1/24/2019	70,000,000	69,904,965	4.76
2.18%, 1/31/2019	60,000,000	59,892,250	4.08
2.20%, 2/07/2019	50,000,000	49,888,229	3.40
2.19%, 2/14/2019	60,000,000	59,840,867	4.07
2.20%, 2/21/2019	50,000,000	49,845,583	3.39
2.24%, 2/28/2019	50,000,000	49,821,569	3.39
2.38%, 3/07/2019	50,000,000	49,787,396	3.39
2.28%, 3/14/2019	50,000,000	49,774,500	3.39
2.33%, 3/21/2019	50,000,000	49,747,639	3.39
2.34%, 3/28/2019	50,000,000	49,724,084	3.39
2.37%, 4/04/2019	50,000,000	49,697,104	3.38
2.41%, 4/11/2019	60,000,000	59,602,500	4.06
2.42%, 4/18/2019	50,000,000	49,644,076	3.38
2.43%, 4/25/2019	50,000,000	49,620,000	3.38
2.46%, 5/02/2019	60,000,000	59,510,958	4.05
2.47%, 5/09/2019	50,000,000	49,567,111	3.38
2.48%, 5/16/2019	50,000,000	49,540,625	3.37
2.50%, 5/23/2019	50,000,000	49,513,847	3.37
2.49%, 5/30/2019	50,000,000	49,491,434	3.37
2.51%, 6/06/2019	50,000,000	49,463,750	3.37
2.51%, 6/13/2019	50,000,000	49,438,555	3.37
2.49%, 6/20/2019	50,000,000	49,419,167	3.37
2.49%, 6/27/2019	20,000,000	19,758,100	1.35
Total Treasury Obligations		1,282,416,220	87.33

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	17,000,000	17,000,000	1.16
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	35,000,000	35,000,000	2.38
Total Money Market Funds		52,000,000	3.54
Total Cash Equivalents		$1,334,416,220	90.87

*	Collateral amounted to $433,776,173 on open futures contracts.

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

United States Oil Fund, LP

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,603,334	$70,673,279	$431,308,189
Change in unrealized gain (loss) on open futures contracts	(312,173,308)	6,489,790	249,798,620
Realized gain (loss) on short-term investments	(3,070)	—	14,302
Dividend income	2,213,034	3,417,005	2,090,136
Interest income*	29,889,589	18,149,989	8,864,931
ETF transaction fees	358,000	360,000	343,000

Total income (loss)	(278,112,421)	99,090,063	692,419,178

Expenses
General Partner management fees (Note 3)	8,147,165	11,901,563	15,146,837
Professional fees	1,539,401	2,437,428	2,626,030
Brokerage commissions	2,538,611	4,675,687	6,875,314
Directors' fees and insurance	316,185	357,844	373,311
License fees	271,572	396,719	504,895
Registration fees	349,290	348,425	339,981

Total expenses	13,162,224	20,117,666	25,866,368

Net income (loss)	$(291,274,645)	$78,972,397	$666,552,810
Net income (loss) per limited partnership share	$(2.49)	$0.37	$0.69
Net income (loss) per weighted average limited partnership share	$(2.13)	$0.31	$2.07
Weighted average limited partnership shares outstanding	137,006,575	253,222,466	322,665,574

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2018, 2017 and 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$—	$3,122,069,753	$3,122,069,753
Addition of 456,900,000 partnership shares	—	4,450,820,824	4,450,820,824
Redemption of 475,100,000 partnership shares	—	(5,137,486,718)	(5,137,486,718)
Net income (loss)	—	666,552,810	666,552,810

Balances, at December 31, 2016	—	3,101,956,669	3,101,956,669
Addition of 410,300,000 partnership shares	—	4,177,335,976	4,177,335,976
Redemption of 508,100,000 partnership shares	—	(5,338,733,632)	(5,338,733,632)
Net income (loss)	—	78,972,397	78,972,397

Balances, at December 31, 2017	—	2,019,531,410	2,019,531,410
Addition of 307,500,000 partnership shares	—	3,972,118,855	3,972,118,855
Redemption of 321,500,000 partnership shares	—	(4,231,913,908)	(4,231,913,908)
Net income (loss)	—	(291,274,645)	(291,274,645)

Balances, at December 31, 2018	$—	$1,468,461,712	$1,468,461,712

Net Asset Value Per Share:
At December 31, 2015			$11.02
At December 31, 2016			$11.71
At December 31, 2017			$12.08
At December 31, 2018			$9.59

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(291,274,645)	$78,972,397	$666,552,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	312,173,308	(6,489,790)	(249,798,620)
(Increase) decrease in dividends receivable	10,305	68,612	(214,021)
(Increase) decrease in interest receivable	3,152	(32,182)	—
(Increase) decrease in prepaid registration fees	349,290	348,425	(550,777)
(Increase) decrease in ETF transaction fees receivable	—	3,000	—
Increase (decrease) in payable due to Broker	(57,283,329)	(53,495,599)	110,778,928
Increase (decrease) in General Partner management fees payable	(215,644)	(456,590)	77,120
Increase (decrease) in professional fees payable	(317,442)	229,229	623,632
Increase (decrease) in brokerage commissions payable	(98,000)	(48,000)	(25,000)
Increase (decrease) in directors' fees and insurance payable	(10,539)	(4,328)	(16,747)
Increase (decrease) in license fees payable	(21,487)	(75,801)	36,323
Net cash provided by (used in) operating activities	(36,685,031)	19,019,373	527,463,648

Cash Flows from Financing Activities:
Addition of partnership shares	3,988,747,637	4,138,684,744	4,489,405,734
Redemption of partnership shares	(4,286,383,585)	(5,336,829,913)	(5,123,398,604)
Net cash provided by (used in) financing activities	(297,635,948)	(1,198,145,169)	(633,992,870)

Net Increase (Decrease) in Cash and Cash Equivalents	(334,320,979)	(1,179,125,796)	(106,529,222)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,991,256,955	3,170,382,751	3,276,911,973
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$1,656,935,976	$1,991,256,955	$3,170,382,751

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,223,159,803	$1,846,630,713	$2,920,517,807
Equity in Trading Accounts:
Cash and Cash Equivalents	433,776,173	144,626,242	249,864,944
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,656,935,976	$1,991,256,955	$3,170,382,751

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2018, 2017 and 2016

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2018, USO held 32,340 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2018, USO had registered a total of 3,127,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in USO's statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2018, 2017 and 2016, USO incurred $349,290, $348,425 and $339,981 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for USO and the Related Public Funds. USO's portion of such fees and expenses for the year ended December 31, 2018 was $316,185. For the year ended December 31, 2017, these fees and expenses were $536,375 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2017 was $357,844. For the year ended December 31, 2016, these fees and expenses were $582,050 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2016 was $373,311.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2018, 2017 and 2016, USO incurred $271,572, $396,719 and $504,895, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO's audit expenses and tax accounting and reporting requirements are paid by USO. These costs were approximately $1,500,000 for the year ended December 31, 2018, approximately $2,200,000 for the year ended December 31, 2017 and approximately $2,200,000 for the year ended December 31, 2016. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, USO entered into a brokerage agreement with RBC to serve as USO's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for USO's account. In accordance with the agreement, RBC Capital charges USO commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total commissions accrued to brokers	$2,538,611	$4,675,687	$6,875,314
Total commissions as annualized percentage of average total net assets	0.14%	0.18%	0.20%
Commissions accrued as a result of rebalancing	$2,145,268	$4,112,340	$6,297,055
Percentage of commissions accrued as a result of rebalancing	84.51%	87.95%	91.59%
Commissions accrued as a result of creation and redemption activity	$393,343	$563,347	$578,259
Percentage of commissions accrued as a result of creation and redemption activity	15.49%	12.05%	8.41%

The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USO through December 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO's cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2018 and December 31, 2017, USO held investments in money market funds in the amounts of $52,000,000 and $150,000,000, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2018 and December 31, 2017, USO held cash deposits and investments in Treasuries in the amounts of $1,604,935,976 and $1,841,256,955, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Operating Performance:
Net asset value, beginning of year	$12.08	$11.71	$11.02
Total income (loss)	(2.39)	0.45	0.77
Total expenses	(0.10)	(0.08)	(0.08)
Net increase (decrease) in net asset value	(2.49)	0.37	0.69
Net asset value, end of year	$9.59	$12.08	$11.71

Total Return	(20.61)%	3.16%	6.26%

Ratios to Average Net Assets
Total income (loss)	(15.36)%	3.75%	20.57%
Management fees	0.45%	0.45%	0.45%
Expenses excluding management fees*	0.28%	0.31%	0.32%
Net income (loss)	(16.09)%	2.99%	19.80%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$174,518,482	$256,619,443	$51,601,604	$(760,851,950)
Total Expenses	3,620,608	3,391,637	3,117,304	3,032,675
Net Income (Loss)	$170,897,874	$253,227,806	$48,484,300	$(763,884,625)
Net Income (Loss) per Share	$1.02	$1.92	$0.45	$(5.88)

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(247,892,752)	$(253,296,939)	$270,615,213	$329,664,541
Total Expenses	5,262,552	5,476,212	4,805,332	4,573,570
Net Income (Loss)	$(253,155,304)	$(258,773,151)	$265,809,881	$325,090,971
Net Income (Loss) per Share	$(1.09)	$(1.15)	$0.97	$1.64

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

The following table summarizes the valuation of USO’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,334,416,220	$1,334,416,220	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,392,958)	(194,392,958)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,989,077,878	$1,989,077,878	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	117,780,350	117,780,350	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(194,392,958)	$117,780,350

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2018		For the year ended December 31, 2017		For the year ended December 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,603,334		$70,673,279		$431,308,189

	Change in unrealized gain (loss) on open positions		$(312,173,308)		$6,489,790		$249,798,620

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	56	Chairman of the Board of Directors, Vice President
Andrew F Ngim	58	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	59	Management Director
John P. Love	47	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	55	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	60	Chief Compliance Officer
Ray W. Allen	62	Portfolio Manager
Kevin A. Baum	48	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	72	Independent Director
Malcolm R. Fobes III	54	Independent Director
Peter M. Robinson	61	Independent Director

Ray W. Allen, 62, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 48, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 55, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 56, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Vice President since May 15, 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 47, President and Chief Executive Officer of USCF since May 15, 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 58, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 59, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 60, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 72, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 54, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 61, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen and John P. Love make trading and investment decisions for USO. John P. Love and Ray W. Allen execute trades on behalf of USO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas D. Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USO’s independent auditors and the oversight of USO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USO’s customers, employees, suppliers and the communities impacted by USO. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USO’s Corporate Governance Policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of USO’s shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of USO’s shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of USO. To USO’s knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2018 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USO and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2018, USO accrued aggregate management fees of $8,147,165.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2018, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2018 was $316,185.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$59,965	NA	NA	NA	$—	$—	$59,965
Gordon L. Ellis	$59,965	NA	NA	NA	$—	$—	$59,965
Malcolm R. Fobes III(1)	$71,958	NA	NA	NA	$—	$—	$71,958

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2018, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2018	2017
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 57.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(13)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(12)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(14)	Form of Initial Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(9)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Amendment No. 2 to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Amendment No. 2 to the Administrative Agency Agreement.

23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(8)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(14)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(15)	Filed herewith.

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

Date: February 25, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 25, 2019
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 25, 2019
John P. Love

/s/ Andrew F Ngim	Management Director	February 25, 2019
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 25, 2019
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 25, 2019
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 25, 2019
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 25, 2019
Malcolm R. Fobes III

