Form 10-Q
period 2019-09-30
United States Oil Fund, LP
filed 2019-11-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 108,500,000 outstanding shares as of November 5, 2019.

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $1,325,617,585 and $1,223,159,803, respectively) (Notes 2 and 5)	$1,325,617,585	$1,223,159,803
Equity in trading accounts:
Cash and cash equivalents (at cost $169,419,628 and $433,776,173, respectively)	169,419,628	433,776,173
Unrealized gain (loss) on open commodity futures contracts	(66,680,740)	(194,392,958)
Receivable for shares sold	1,127,942	22,022,450
Dividends receivable	60,237	144,034
Interest receivable	32,281	29,030
Prepaid insurance*	79,410	31,698
Prepaid registration fees	149,298	579,117
ETF transaction fees receivable	2,000	2,000

Total assets	$1,429,807,641	$1,485,351,347

Liabilities and Partners’ Capital
Payable for shares redeemed	$43,989,738	$14,377,830
General Partner management fees payable (Note 3)	510,711	583,978
Professional fees payable	1,139,290	1,741,281
Brokerage commissions payable	89,961	89,961
Directors’ fees payable*	43,060	42,947
License fees payable	43,264	53,638

Total liabilities	45,816,024	16,889,635

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,383,991,617	1,468,461,712
Total Partners’ Capital	1,383,991,617	1,468,461,712

Total liabilities and partners’ capital	$1,429,807,641	$1,485,351,347

Limited Partners’ shares outstanding	122,700,000	153,200,000
Net asset value per share	$11.28	$9.59
Market value per share	$11.34	$9.66

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2019

Value/
Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2019 contracts, expiring October 2019*	$1,450,710,530	25,597	$(66,680,740)	(4.82)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.40%, 10/03/2019	$50,000,000	$49,993,403	3.61
2.41%, 10/10/2019	50,000,000	49,970,187	3.61
2.42%, 10/17/2019	50,000,000	49,946,889	3.61
2.40%, 10/24/2019	50,000,000	49,924,292	3.61
2.37%, 10/31/2019	50,000,000	49,902,500	3.61
2.40%, 11/07/2019	50,000,000	49,877,951	3.60
2.38%, 11/14/2019	50,000,000	49,856,084	3.60
2.37%, 11/21/2019	50,000,000	49,834,250	3.60
2.33%, 11/29/2019	50,000,000	49,811,118	3.60
2.20%, 12/05/2019	50,000,000	49,803,194	3.60
2.16%, 12/12/2019	50,000,000	49,786,000	3.60
2.15%, 12/19/2019	50,000,000	49,766,840	3.60
2.07%, 12/26/2019	50,000,000	49,755,736	3.59
2.05%, 1/02/2020	25,000,000	24,869,219	1.80
2.03%, 1/09/2020	50,000,000	49,720,833	3.59
2.01%, 1/16/2020	50,000,000	49,705,007	3.59
2.04%, 1/23/2020	50,000,000	49,680,642	3.59
2.02%, 1/30/2020	50,000,000	49,664,225	3.59
1.89%, 2/06/2020	50,000,000	49,666,667	3.59
1.87%, 2/13/2020	50,000,000	49,652,187	3.59
1.85%, 2/20/2020	50,000,000	49,638,097	3.59
1.85%, 2/27/2020	50,000,000	49,621,292	3.58
1.83%, 3/05/2020	100,000,000	99,212,850	7.17
1.84%, 3/19/2020	50,000,000	49,570,278	3.58
1.88%, 3/26/2020	50,000,000	49,542,750	3.58
Total Treasury Obligations		1,268,772,491	91.68

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	65,000,000	65,000,000	4.70
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	25,000,000	25,000,000	1.80
Total Money Market Funds		90,000,000	6.50
Total Cash Equivalents		$1,358,772,491	98.18

*   Collateral amounted to $169,419,628 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$97,326,744	$120,333,820	$166,752,646	$451,011,820
Change in unrealized gain (loss) on open futures contracts	(185,598,630)	(77,520,980)	127,712,218	8,329,350
Realized gain (loss) on short-term investments	7,667	—	7,667	—
Dividend income	219,697	723,714	2,887,915	1,494,267
Interest income*	7,510,292	7,988,050	23,357,509	21,631,092
ETF transaction fees	93,000	77,000	247,000	273,000

Total income (loss)	(80,441,230)	51,601,604	320,964,955	482,739,529

Expenses
General Partner management fees (Note 3)	1,550,198	1,984,921	5,020,150	6,293,684
Professional fees	317,592	409,589	1,123,411	1,379,811
Brokerage commissions	616,021	570,108	1,895,834	1,916,737
Directors’ fees and insurance	89,972	80,559	242,748	236,202
License fees	51,673	66,164	167,338	209,789
Registration fees	151,791	5,963	429,819	93,326

Total expenses	2,777,247	3,117,304	8,879,300	10,129,549

Net income (loss)	$(83,218,477)	$48,484,300	$312,085,655	$472,609,980
Net income (loss) per limited partnership share	$(0.85)	$0.45	$1.69	$3.39
Net income (loss) per weighted average limited partnership share	$(0.71)	$0.40	$2.48	$3.41
Weighted average limited partnership shares outstanding	116,602,174	121,141,304	126,005,128	138,401,832

*   Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2019

	General Partner	Limited Partners	Total

Balances, at December 31, 2018	$—	$1,468,461,712	$1,468,461,712
Addition of 228,100,000 partnership shares	—	2,666,878,546	2,666,878,546
Redemption of 258,600,000 partnership shares	—	(3,063,434,296)	(3,063,434,296)
Net income (loss)	—	312,085,655	312,085,655

Balances, at September 30, 2019	$—	$1,383,991,617	$1,383,991,617

Net Asset Value Per Share:
At December 31, 2018			$9.59
At September 30, 2019			$11.28

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$312,085,655	$472,609,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(127,712,218)	(8,329,350)
(Increase) decrease in dividends receivable	83,797	(32,925)
(Increase) decrease in interest receivable	(3,251)	(6,326)
(Increase) decrease in prepaid insurance*	(79,410)	92,543
(Increase) decrease in prepaid registration fees	429,819	93,327
(Increase) decrease in ETF transaction fees receivable	—	1,000
Increase (decrease) in payable due to Broker	—	(57,283,329)
Increase (decrease) in General Partner management fees payable	(73,267)	(309,357)
Increase (decrease) in professional fees payable	(601,991)	(463,115)
Increase (decrease) in brokerage commissions payable	—	(50,000)
Increase (decrease) in directors' fees and insurance payable	(11,249)	—
Increase (decrease) in directors' fees payable*	43,060	(3,325)
Increase (decrease) in license fees payable	(10,374)	(17,286)
Net cash provided by (used in) operating activities	184,150,571	406,301,837

Cash Flows from Financing Activities:
Addition of partnership shares	2,687,773,054	2,587,435,194
Redemption of partnership shares	(3,033,822,388)	(3,361,478,783)
Net cash provided by (used in) financing activities	(346,049,334)	(774,043,589)

Net Increase (Decrease) in Cash and Cash Equivalents	(161,898,763)	(367,741,752)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,656,935,976	1,991,256,955
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,495,037,213	$1,623,515,203

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,325,617,585	$1,488,417,608
Equity in Trading Accounts:
Cash and Cash Equivalents	169,419,628	135,097,595
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,495,037,213	$1,623,515,203

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2019 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2019, USO held 25,597 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. XBET is currently in registration and has not commenced operations. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017  under the ticker symbols “USOU” and “USOD”, respectively.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2019, USO had registered a total of 3,227,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2019 and 2018, USO incurred $429,819 and $93,326, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2019 and 2018, USO incurred $167,338 and $209,789, respectively, under this arrangement.

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

	For the nine months	For the nine months
	ended	ended
	September 30, 2019	September 30, 2018
Total commissions accrued to brokers	$1,895,834	$1,916,737
Total commissions as annualized percentage of average total net assets	0.17%	0.14%
Commissions accrued as a result of rebalancing	$1,602,426	$1,651,071
Percentage of commissions accrued as a result of rebalancing	84.52%	86.14%
Commissions accrued as a result of creation and redemption activity	$293,408	$265,666
Percentage of commissions accrued as a result of creation and redemption activity	15.48%	13.86%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through September 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2019 and December 31, 2018, USO held investments in money market funds in the amounts of $90,000,000 and $52,000,000, respectively. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2019 and December 31, 2018, USO held cash deposits and investments in Treasuries in the amounts of $1,405,037,213 and $1,604,935,976, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.59	$12.08
Total income (loss)	1.76	3.46
Total expenses	(0.07)	(0.07)
Net increase (decrease) in net asset value	1.69	3.39
Net asset value, end of period	$11.28	$15.47

Total Return	17.62%	28.06%

Ratios to Average Net Assets
Total income (loss)	21.52%	25.82%
Management fees*	0.45%	0.45%
Expenses excluding management fees*	0.35%	0.27%
Net income (loss)	20.92%	25.27%

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

The following table summarizes the valuation of USO’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,358,772,491	$1,358,772,491	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(66,680,740)	(66,680,740)	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USO’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,334,416,220	$1,334,416,220	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,392,958)	(194,392,958)	—	—

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

Fair Value of Derivative Instruments

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At September 30,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$(66,680,740)	$(194,392,958)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2019		September 30, 2018
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$166,752,646		$451,011,820

	Change in unrealized gain (loss) on open positions		$127,712,218		$8,329,350

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2019, USO held 25,597 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2019 when it held a maximum of 33,818 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the nine months ended September 30, 2019.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2019, USO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2019. The price of the Benchmark Oil Futures Contract started the period at $45.41 per barrel. The high of the period was on April 23, 2019 when the price reached $66.30 per barrel. The low of the period was the starting price for the period which was $45.41 per barrel. The period ended with the Benchmark Oil Futures Contract at $54.07 per barrel, an increase of approximately 19.07% over the period. USO’s per share NAV began the period at $9.59 and ended the period at $11.28 on September 30, 2019, an increase of approximately 17.62% over the period. USO’s per share NAV reached its high for the period on April 23, 2019 at $13.79 and its low for the period was at the beginning of the period when it was $9.59. The Benchmark Oil Futures Contract prices listed above began with the February 2019 contracts and ended with the November 2019 contracts. The increase of approximately 19.07% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

During the nine months ended September 30, 2019, the crude oil futures market was states of both contango and backwardation. On days when the market is in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, 1,000,000,000 shares which were registered with the SEC on February 29, 2016, and 100,000,000 shares which were registered with the SEC on February 27, 2019. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of September 30, 2019, USO had issued 3,067,100,000 shares, 122,700,000 of which were outstanding. As of September 30, 2019, there were 159,900,000 shares registered but not yet issued.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2019, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	For the nine	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$1,491,538,308	$1,869,918,361
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$26,245,424	$23,125,359
Annualized yield based on average daily total net assets	2.35%	1.65%
Management fee	$5,020,150	$6,293,684
Total fees and other expenses excluding management fees	$3,859,150	$3,835,865
Fees and expenses related to the registration or offering of additional shares	$429,819	$93,326
Total commissions accrued to brokers	$1,895,834	$1,916,737
Total commissions as annualized percentage of average total net assets	0.17%	0.14%
Commissions accrued as a result of rebalancing	$1,602,426	$1,651,071
Percentage of commissions accrued as a result of rebalancing	84.52%	86.14%
Commissions accrued as a result of creation and redemption activity	$293,408	$265,666
Percentage of commissions accrued as a result of creation and redemption activity	15.48%	13.86%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to an increase in expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	For the three	For the three
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$1,366,720,567	$1,749,990,810
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,729,989	$8,711,764
Annualized yield based on average daily total net assets	2.24%	1.98%
Management fee	$1,550,198	$1,984,921
Total fees and other expenses excluding management fees	$1,227,049	$1,132,383
Fees and expenses related to the registration or offering of additional shares	$151,791	$5,963
Total commissions accrued to brokers	$616,021	$570,108
Total commissions as annualized percentage of average total net assets	0.18%	0.13%
Commissions accrued as a result of rebalancing	$489,127	$499,645
Percentage of commissions accrued as a result of rebalancing	79.40%	87.64%
Commissions accrued as a result of creation and redemption activity	$126,894	$70,463
Percentage of commissions accrued as a result of creation and redemption activity	20.60%	12.36%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. However, the average daily net assets for the three months ended September 30, 2019 were lower than the prior year three month period which resulted in a lower amount of income earned by USO during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to USO’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract was 0.013%, while the simple average daily change in the per share NAV of USO over the same time period was 0.021%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 5.514%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract was (0.028)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.028)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.331%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2019. The second graph measures monthly changes since September 30, 2014 through September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Daily Movement of USO's NAV vs Daily Movement of Benchmark Futures Contract
(30 valuation days ending September 30, 2019)*
15.000%
10.000%
5.000%
0.000%
-5.000%
-10.000%
19-Aug-19
21-Aug-19
23-Aug-19
25-Aug-19
27-Aug-19
29-Aug-19
31-Aug-19
02-Sep-19
04-Sep-19
06-Sep-19
08-Sep-19
10-Sep-19
12-Sep-19
14-Sep-19
16-Sep-19
18-Sep-19
20-Sep-19
22-Sep-19
24-Sep-19
26-Sep-19
28-Sep-19
30-Sep-19
daily NAV % Change
daily Benchmark % Change

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USO Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending September 30, 2019)*
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
USO monthly return
WTI Benchmark monthly return

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

For the nine months ended September 30, 2019, the actual total return of USO as measured by changes in its per share NAV was 17.62%. This is based on an initial per share NAV of $9.59 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $11.28. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $11.15 as of September 30, 2019, for a total return over the relevant time period of 16.27%. The difference between the actual per share NAV total return of USO of 17.62% and the expected total return based on the Benchmark Oil Futures Contract of 16.27% was an error over the time period of 1.35%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2018, the actual total return of USO as measured by changes in its per share NAV was 28.06%. This was based on an initial per share NAV of $12.08 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $15.47. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $15.36 as of September 30, 2018, for a total return over the relevant time period of 27.15%. The difference between the actual per share NAV total return of USO of 28.06% and the expected total return based on the Benchmark Oil Futures Contract of 27.15% was an error over the time period of 0.91%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to decrease over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2019, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market remained in contango through September 30, 2019.

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

Crude Oil Market. During the nine months ended September 30, 2019, crude oil prices traded in a range between $45.41 to $66.30. Crude oil rose over 19.07% from the end of 2018 through September 30, 2019 finishing the quarter at $54.07. Crude is down 18.45% since its April high as a result of falling global growth forecasts, negative economic news, and persistently declining oil demand growth, all of which were at least partially the result of the ongoing trade wars. Prices briefly spiked 14.68% following the September 16, 2019 attacks on Saudi oil facilities that knocked out five percent of global daily supply, but quickly fell back on ongoing negative sentiment and economic news. As of the end of the third quarter of 2019, U.S. crude storage was 5% higher than a year ago, and 1% higher than the five-year average level. OPEC has pledged to do “whatever it takes” to support oil prices, however some signs of fraying alliance between Russia and Saudi Arabia could put such efforts in jeopardy. While OPEC has been aggressive about meeting target cuts, continued growth in U.S. shale production also threatens to oversupply the market relative to demand growth. All three major energy agencies (OPEC, EIA, IEA) have lowered their 2019 demand growth forecasts. Should demand continue moderating or turn negative, crude prices would likely fall further. However, geopolitical risk has increased, while a geopolitical risk premium only briefly materialized in the price of crude. Further surprise attacks on crude infrastructure or conflicts in the Middle East would likely create volatility to the upside, should such events occur.

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

For the ten-year time period between September 30, 2009 and September 30, 2019, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, little correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2009 – September 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.407)	0.959	0.450	0.410	0.109	0.483
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.383)	(0.286)	(0.341)	(0.066)	(0.391)
Global Equities (FTSE World Index)			1.000	0.474	0.444	0.104	0.515
Unleaded Gasoline				1.000	0.674	0.103	0.654
Diesel-Heating Oil					1.000	0.105	0.782
Natural Gas						1.000	0.072
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2019, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities and global equities, and moderate negative correlation with U.S. government bonds and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.992	0.619	0.642	0.271	0.737
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.320)	(0.340)	(0.566)	(0.219)	(0.382)
Global Equities (FTSE World Index)			1.000	0.633	0.665	0.192	0.762
Unleaded Gasoline				1.000	0.736	(0.304)	0.789
Diesel-Heating Oil					1.000	(0.307)	0.953
Natural Gas						1.000	(0.323)
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in Treasuries at the FCM. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2019, USO's expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2019, USO used other assets to pay expenses. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2019, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2019, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,495,037,213 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2019, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of September 30, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2019, USO’s portfolio consisted of 25,597 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2019, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2019, USO limited its OTC activities to EFRP transactions.

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

(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 999 baskets (comprising 99,900,000 shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/19 to 7/31/19	39,600,000	$11.95
8/1/19 to 8/31/19	32,400,000	$11.46
9/1/19 to 9/30/19	27,900,000	$12.07
Total	99,900,000

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

Date: November 8, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2019