Form 10-Q
period 2020-03-31
United States Oil Fund, LP
filed 2020-05-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 185,362,500 outstanding shares as of May 6, 2020.

UNITED STATES OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020		December 31, 2019
Assets
Cash and cash equivalents (at cost $1,305,680,808 and $1,026,973,397, respectively) (Notes 2 and 5)	$1,305,680,808		$1,026,973,397
Equity in trading accounts:
Cash and cash equivalents (at cost $1,679,319,722 and $149,272,014, respectively)	1,679,319,722		149,272,014
Unrealized gain (loss) on open commodity futures contracts	(893,508,200)		37,520,567
Receivable for shares sold	440,113,423		—
Dividends receivable	240,071		5,883
Interest receivable	13,417		28,199
Prepaid insurance	155,971		39,269
Prepaid registration fees	925,403		74,241
ETF transaction fees receivable	2,000		2,000

Total assets	$2,532,942,615		$1,213,915,570

Liabilities and Partners’ Capital
Payable due to Broker	$—		$8,820,649
Payable for shares redeemed	—		32,023,655
General Partner management fees payable (Note 3)	629,309		467,894
Professional fees payable	781,793		1,453,996
Brokerage commissions payable	59,961		89,961
Directors’ fees payable	46,359		43,388
License fees payable	46,427		39,769

Total liabilities	1,563,849		42,939,312

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—		—
Limited Partners	2,531,378,766		1,170,976,258
Total Partners’ Capital	2,531,378,766		1,170,976,258

Total liabilities and partners’ capital	$2,532,942,615		$1,213,915,570

Limited Partners’ shares outstanding	74,575,000	*	11,450,000	*
Net asset value per share	$33.94	*	$102.27	*
Market value per share	$33.68	*	$102.48	*

* On April 28, 2020 there was a 1-for-8 reverse share split. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2020

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2020 contracts, expiring April 2020*	$3,424,877,160	123,602	$(893,508,200)	(35.30)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.70%, 4/02/2020	$50,000,000	$49,997,653	1.98
1.64%, 4/09/2020	50,000,000	49,981,889	1.98
1.60%, 4/16/2020	50,000,000	49,966,875	1.98
1.60%, 4/23/2020	50,000,000	49,951,417	1.97
1.59%, 4/30/2020	50,000,000	49,936,563	1.97
1.54%, 5/07/2020	45,000,000	44,931,375	1.78
1.55%, 5/14/2020	30,000,000	29,944,817	1.18
1.55%, 5/21/2020	30,000,000	29,936,042	1.18
1.58%, 5/28/2020	30,000,000	29,925,425	1.18
1.53%, 6/04/2020	40,000,000	39,891,911	1.58
1.53%, 6/11/2020	30,000,000	29,909,919	1.18
1.54%, 6/18/2020	40,000,000	39,867,400	1.58
1.57%, 6/25/2020	40,000,000	39,852,667	1.58
1.54%, 7/02/2020	25,000,000	24,902,569	0.98
1.51%, 7/09/2020	40,000,000	39,834,725	1.57
1.54%, 7/16/2020	40,000,000	39,819,800	1.57
1.53%, 7/23/2020	40,000,000	39,809,783	1.57
1.53%, 7/30/2020	40,000,000	39,797,333	1.57
1.53%, 8/06/2020	40,000,000	39,785,511	1.57
1.52%, 8/13/2020	40,000,000	39,775,624	1.57
1.52%, 8/20/2020	40,000,000	39,763,433	1.57
1.42%, 8/27/2020	40,000,000	39,768,133	1.57
0.67%, 9/03/2020	40,000,000	39,884,611	1.58
0.38%, 9/10/2020	30,000,000	29,948,430	1.18
Total Cash Equivalents		$947,183,905	37.42

*   Collateral amounted to $1,679,319,722 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(688,521,703)		$137,007,682
Change in unrealized gain (loss) on open futures contracts	(931,028,767)		277,413,658
Dividend income	857,667		1,706,643
Interest income*	4,543,179		7,867,450
ETF transaction fees	115,000		74,000

Total income (loss)	(1,614,034,624)		424,069,433

Expenses
General Partner management fees (Note 3)	1,659,435		1,803,427
Professional fees	290,136		400,683
Brokerage commissions	973,154		697,934
Directors’ fees and insurance	93,112		81,721
License fees	55,315		60,114
Registration fees	267,714		127,886

Total expenses	3,338,866		3,171,765

Net income (loss)	$(1,617,373,490)		$420,897,668
Net income (loss) per limited partnership share	$(68.33)	**	$23.32	**
Net income (loss) per weighted average limited partnership share	$(72.71)	**	$23.67	**
Weighted average limited partnership shares outstanding	22,243,544	**	17,781,250	**

*   Interest income does not exceed paid in kind of 5%.

** On April 28, 2020 there was a 1-for-8 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2020

	General Partner	Limited Partners	Total

Balances, at December 31, 2019	$—	$1,170,976,258	$1,170,976,258
Addition of 71,637,500* partnership shares	—	3,635,036,787	3,635,036,787
Redemption of 8,512,500* partnership shares	—	(657,260,789)	(657,260,789)
Net income (loss)	—	(1,617,373,490)	(1,617,373,490)

Balances, at March 31, 2020	$—	$2,531,378,766	$2,531,378,766

Net Asset Value Per Share:
At December 31, 2019			$102.27	*
At March 31, 2020			$33.94	*

* On April 28, 2020 there was a 1-for-8 reverse share split. The Statement of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,617,373,490)	$420,897,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	931,028,767	(277,413,658)
(Increase) decrease in dividends receivable	(234,188)	(364,025)
(Increase) decrease in interest receivable	14,782	26,712
(Increase) decrease in prepaid insurance	(116,702)	31,698
(Increase) decrease in prepaid registration fees	(851,162)	127,886
(Increase) decrease in ETF transaction fees receivable	—	2,000
Increase (decrease) in payable due to Broker	(8,820,649)	61,251,648
Increase (decrease) in General Partner management fees payable	161,415	(127,867)
Increase (decrease) in professional fees payable	(672,203)	(807,493)
Increase (decrease) in brokerage commissions payable	(30,000)	—
Increase (decrease) in directors' fees payable	2,971	2,322
Increase (decrease) in insurance payable	—	458
Increase (decrease) in license fees payable	6,658	(2,249)
Net cash provided by (used in) operating activities	(696,883,801)	203,625,100

Cash Flows from Financing Activities:
Addition of partnership shares	3,194,923,364	691,606,693
Redemption of partnership shares	(689,284,444)	(1,019,626,617)
Net cash provided by (used in) financing activities	2,505,638,920	(328,019,924)

Net Increase (Decrease) in Cash and Cash Equivalents	1,808,755,119	(124,394,824)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,176,245,411	1,656,935,976
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,985,000,530	$1,532,541,152

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,305,680,808	$1,363,074,393
Equity in Trading Accounts:
Cash and Cash Equivalents	1,679,319,722	169,466,759
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,985,000,530	$1,532,541,152

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2020, USO held 123,602 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. USCF is responsible for the management of USO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the "AMEX") under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017  under the ticker symbols “USOU” and “USOD”, respectively.

Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. As of March 31, 2020, prior to the effect of the reverse split, there were 596,600,000 shares of USO issued and outstanding, representing a per share NAV of $4.24. As of March 31, 2020, after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 74,575,000, not accounting for fractional shares, and the per share NAV increased to $33.94. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2020, USO had registered a total of 4,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2020 and 2019, USO incurred $267,714 and $127,886 in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $353,000 for USO and, in the aggregate for USO and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2020 and 2019, USO incurred $55,315 and $60,114, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $1,500,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to USO and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to USO and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

	For the three months	For the three months
	ended	ended
	March 31, 2020	March 31, 2019
Total commissions accrued to brokers	$973,154	$697,934
Total commissions as annualized percentage of average total net assets	0.26%	0.17%
Commissions accrued as a result of rebalancing	$559,981	$611,920
Percentage of commissions accrued as a result of rebalancing	57.54%	87.68%
Commissions accrued as a result of creation and redemption activity	$413,173	$86,014
Percentage of commissions accrued as a result of creation and redemption activity	42.46%	12.32%

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USO and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USO expressly disclaims any association with the NYMEX or endorsement of USO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by USO through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, USO did not hold any investments in money market funds. As of December 31, 2019, USO held investments in money market funds in the amount of $20,000,000. USO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, USO held cash deposits and investments in Treasuries in the amounts of $2,985,000,530 and $1,156,245,411, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended		For the three months ended
	March 31, 2020		March 31, 2019
	(Unaudited)		(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$102.27	*	$76.68	*
Total income (loss)	(68.18)	*	23.50	*
Total expenses	(0.15)	*	(0.18)	*
Net increase (decrease) in net asset value	(68.33)	*	23.32	*
Net asset value, end of period	$33.94	*	$100.00	*

Total Return	(66.82)%		30.34%

Ratios to Average Net Assets
Total income (loss)	(108.82)%		26.09%
Management fees**	0.45%		0.45%
Expenses excluding management fees**	0.46%		0.34%
Net income (loss)	(109.05)%		25.90%

* On April 28, 2020, there was a 1-for-8 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-8 reverse share split on a retroactive basis.

** Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$947,183,905	$947,183,905	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(893,508,200)	(893,508,200)	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,175,542,347	$1,175,542,347	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,520,567	37,520,567	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At March 31,	At December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$(893,508,200)	$37,520,567

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2020		March 31, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(688,521,703)		$137,007,682

	Change in unrealized gain (loss) on open positions		$(931,028,767)		$277,413,658

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

USO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation resulted in the following disclosures.

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the "April 16 CME Letter") and on April 23, 2020 (the "April 23 CME Letter", and together with the April 16 CME Letter, the "CME Letters"). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020 and not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USO's FCM with respect to USO acquiring additional Oil Futures contracts, USO intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread "work from home" measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the USO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USO's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USO's service providers, adversely affect the value and liquidity of USO's investments, and negatively impact USO's performance and your investment in USO. The extent to which COVID-19 will affect USO and USO's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USO's investments could be impacted adversely.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2020, USO held 123,602 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2020 when it held a maximum of 123,602 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the three months ended March 31, 2020. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter.  The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USO will run up against such position limits because USO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2020, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to  its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect USO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of USO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USO.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2020. The price of the Benchmark Oil Futures Contract started the period at $61.06 per barrel. The high of the period was on January 6, 2020 when the price reached $63.27 per barrel. The low of the period was on March 30, 2020 when the price dropped to $20.09 per barrel. The period ended with the Benchmark Oil Futures Contract at $20.48 per barrel, a decrease of approximately (66.46)% over the period. USO’s per share NAV began the period at $102.27* and ended the period at $33.94* on March 31, 2020, a decrease of approximately (66.82)% over the period. USO’s per share NAV reached its high for the period on January 6, 2020 at $105.99* and reached its low for the period on March 30, 2020 at $33.30*. The Benchmark Oil Futures Contract prices listed above began with the February 2020 contracts and ended with the May 2020 contracts. The decrease of approximately (66.46)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

During the three months ended March 31, 2020, the crude oil futures market was in a state of both contango and backwardation. On days when the market is in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 17,000,000 shares, USO has registered nine subsequent offerings of its shares: 30,000,000 shares which were registered with the SEC on October 18, 2006, 50,000,000 shares which were registered with the SEC on January 30, 2007, 30,000,000 shares which were registered with the SEC on December 4, 2007, 100,000,000 shares which were registered with the SEC on February 7, 2008, 100,000,000 shares which were registered with the SEC on September 29, 2008, 300,000,000 shares which were registered with the SEC on January 16, 2009, 1,000,000,000 shares which were registered with the SEC on June 29, 2009, 500,000,000 shares which were registered with the SEC on April 28, 2015, 1,000,000,000 shares which were registered with the SEC on February 29,  2016, 100,000,000 shares which were registered with the SEC on February 27, 2019, 400,000,000 shares which were registered with the SEC on February 25, 2020 and 1,000,000,000 shares which were registered with the SEC on March 23, 2020. Shares offered by USO in the subsequent offerings were sold for cash at the per share NAV as described in the applicable prospectus. As of March 31, 2020, USO had issued 3,685,200,000 shares, 596,600,000 of which were outstanding. As of March 31, 2020, there were 941,800,000 shares registered but not yet issued. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. As of March 31, 2020, prior to the effect of the reverse split, there were 596,600,000 shares of USO issued and outstanding, representing a per share NAV of $4.24. As of March 31, 2020, after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 74,575,000, not accounting for fractional shares, and the per share NAV increased to $33.94.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Average daily total net assets	$1,483,158,408	$1,625,310,693
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,400,846	$9,574,093
Annualized yield based on average daily total net assets	1.46%	2.39%
Management fee	$1,659,435	$1,803,427
Total fees and other expenses excluding management fees	$1,679,431	$1,368,338
Fees and expenses related to the registration or offering of additional shares	$267,714	$127,886
Total commissions accrued to brokers	$973,154	$697,934
Total commissions as annualized percentage of average total net assets	0.26%	0.17%
Commissions accrued as a result of rebalancing	$559,981	$611,920
Percentage of commissions accrued as a result of rebalancing	57.54%	87.68%
Commissions accrued as a result of creation and redemption activity	$413,173	$86,014
Percentage of commissions accrued as a result of creation and redemption activity	42.46%	12.32%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2020, the simple average daily change in the Benchmark Oil Futures Contract was (2.705)%, while the simple average daily change in the per share NAV of USO over the same time period was (2.708)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (1.102)%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2020, the simple average daily change in the Benchmark Oil Futures Contract was (0.051)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.050)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.407%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2020. The second graph measures monthly changes since March 31, 2015 through March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of USO as measured by changes in its per share NAV was (66.82)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $33.94*. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $33.94* as of March 31, 2020, for a total return over the relevant time period of (66.82)%. The difference between the actual per share NAV total return of USO of (66.82)% and the expected total return based on the Benchmark Oil Futures Contract of (66.82)% was an error over the time period of 0.0%, which is to say that USO’s actual total return matched its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

By comparison, for the three months ended March 31, 2019, the actual total return of USO as measured by changes in its per share NAV was 30.34%. This was based on an initial per share NAV of $76.68* as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $100.00*. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $99.63* as of March 31, 2019, for a total return over the relevant time period of 29.93%. The difference between the actual per share NAV total return of USO of 30.34% and the expected total return based on the Benchmark Oil Futures Contract of 29.93% was an error over the time period of 0.41%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

Further, while the foregoing graphs are consistent with USO’s overall historical experience, they are not intended to indicate that the experience reflected in either graph will be replicated in subsequent days or months.  The wide differences in changes between USO’s NAV and the Benchmark Oil Futures Contract during the period subsequent to March 31, 2020, if they were to continue, would not show the narrow differences reflected in the graphs.  If the trend of differences during the period after March 31, 2020 were to continue for any period of 30 successive valuation days there could be a more than within plus/minus ten percent (10%) 30 day average of differences between percentage daily movements of USO’s NAV and the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

While it is USO’s expectation that at some point in the future it will return to investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued deviations between the performance of USO’s investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective.

As a result of market conditions and the regulatory response that occurred in March 2020 and thereafter, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. The foregoing impacted the performance of USO and made it difficult for USO to meet its investment objective, which is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses.

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by USO may be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2020, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation from August 2019 through mid January 2020, when it flipped back into contango.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels  This contango was due to significant market volatility that has occurred and is continuing in the crude oil markets as well as the oil futures markets.

Prior to 2020, periods of contango or backwardation have not materially impacted USO’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both USO’s shares and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels, as a result of the unprecedented conditions in the wake of the COVID-19 crisis described above (namely simultaneous oversupply and a collapse in demand for crude oil combined with a lack of on-land storage for crude oil).

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. To approximate its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCM and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract.  While these changes may initially exacerbate contango by requiring USO to invest in  later month contracts, continued holdings in these later month contracts may will allow USO to experience lesser effects from contango than would be the case if USOs holdings were primarily in Oil Futures Contracts in the first month or second month.

While it is USO’s expectation that at some point in the future it will return to investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued deviations between the performance of USO’s investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective.

Crude Oil Market. During the three months ended March 31, 2020, crude oil prices traded in a range between $20.83 to $63.27. Crude oil declined 66.46% from the end of 2019 through March 31, 2020 finishing the quarter at $20.48. Crude prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

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

For the ten-year time period between March 31, 2010 and March 31, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2010 – March 31, 2020*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.444)	0.961	0.450	0.413	0.144	0.501
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.412)	(0.300)	(0.366)	(0.064)	(0.422)
Global Equities (FTSE World Index)			1.000	0.475	0.448	0.140	0.533
Unleaded Gasoline				1.000	0.669	0.137	0.651
Diesel-Heating Oil					1.000	0.136	0.785
Natural Gas						1.000	0.100
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2020, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities, unleaded gasoline and diesel-heating oil, and limited to negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2020*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.627)	0.989	0.666	0.663	0.094	0.839
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.669)	(0.516)	(0.778)	(0.225)	(0.652)
Global Equities (FTSE World Index)			1.000	0.667	0.701	0.182	0.847
Unleaded Gasoline				1.000	0.716	0.123	0.843
Diesel-Heating Oil					1.000	0.356	0.899
Natural Gas						1.000	0.226
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in Treasuries at the FCM. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2020, USO's expenses did not exceed the income USO earned. During the three months ended March 31, 2020, USO did not use other assets to pay expenses. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2020, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of March 31, 2020, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,985,000,530 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

European Sovereign Debt

USO had no direct exposure to European sovereign debt as of March 31, 2020 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and certain of the fees of BBH&Co. through March 31, 2020, as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. Commencing April 1, 2020, USCF also pays BNY Mellon for fees for custody and transfer agency services as well as BNY Mellon’s fees for performing administrative services, including those in connection with the preparation of USO's condensed financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2020, USO's portfolio consisted of 123,602 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of March 31, 2020, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, USO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 21, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the USO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USO's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USO's service providers, adversely affect the value and liquidity of USO's investments, and negatively impact USO's performance and your investment in USO. The extent to which COVID-19 will affect USO and USO's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USO's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by USO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, USO may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from USO's investment objective. Any potential impact to the market in shares of USO that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 86* baskets (comprising 8,512,500* shares) during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares		Average Price Per
Period	Redeemed		Share
1/1/20 to 1/31/20	2,675,000	*	$95.82	*
2/1/20 to 2/28/20	2,562,500	*	$85.86	*
3/1/20 to 3/31/20	3,275,000	*	$55.25	*
Total	8,512,500	*

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

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

Date: May 8, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2020