Form 10-Q
period 2020-06-30
United States Oil Fund, LP
filed 2020-08-07
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip Code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Oil Fund, LP	USO	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐   Yes   ☒   No

The registrant had 143,723,603 outstanding shares as of August 3, 2020.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $1,470,774,756 and $1,026,973,397, respectively) (Notes 2 and 5)	$1,470,774,756	$1,026,973,397
Equity in trading accounts:
Cash and cash equivalents (at cost $2,102,280,331 and $149,272,014, respectively)	2,102,280,331	149,272,014
Unrealized gain (loss) on open commodity futures contracts	1,145,323,709	37,520,567
Receivable for shares sold	3,351	—
Dividends receivable	165,220	5,883
Interest receivable	59,780	28,199
Prepaid insurance**	117,083	39,269
Prepaid registration fees	2,981,908	74,241
ETF transaction fees receivable	—	2,000

Total Assets	$4,721,706,138	$1,213,915,570

Liabilities and Partners’ Capital
Payable due to Broker	$—	$8,820,649
Payable for shares redeemed	47,629,464	32,023,655
General Partner management fees payable (Note 3)	1,818,718	467,894
Professional fees payable	641,568	1,453,996
Brokerage commissions payable	224,961	89,961
Directors’ fees payable**	56,577	43,388
License fees payable	183,985	39,769

Total Liabilities	50,555,273	42,939,312

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	4,671,150,865	1,170,976,258
Total Partners’ Capital	4,671,150,865	1,170,976,258

Total Liabilities and Partners’ Capital	$4,721,706,138	$1,213,915,570

Limited Partners’ shares outstanding	166,723,603	11,450,000	*
Net asset value per share	$28.02	$102.27	*
Market value per share*	$28.06	$102.48	*

*   On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Financial Conditions have been adjusted for the periods shown  to reflect the 1-for-8 reverse share split on retroactive basis.

** Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures July 2020 contracts, expiring August 2020*	$441,743,666	17,842	$258,911,674	5.54
NYMEX WTI Crude Oil Futures August 2020 contracts, expiring September 2020*	474,739,195	17,811	225,945,545	4.84
NYMEX WTI Crude Oil Futures September 2020 contracts, expiring October 2020*	469,301,011	17,747	231,350,549	4.95
NYMEX WTI Crude Oil Futures October 2020 contracts, expiring November 2020*	646,527,686	17,703	54,157,054	1.16
NYMEX WTI Crude Oil Futures November 2020 contracts, expiring December 2020*	882,483,805	29,430	285,298,595	6.11
NYMEX WTI Crude Oil Futures December 2020 contracts, expiring January 2021*	229,390,591	5,871	4,157,789	0.09
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring June 2021*	381,619,757	11,594	85,502,503	1.83
Total Open Futures Contracts*	$3,525,805,711	117,998	$1,145,323,709	24.52

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$25,000,000	$24,998,941	0.53
1.52%, 7/09/2020	40,000,000	39,986,644	0.86
1.55%, 7/16/2020	40,000,000	39,974,500	0.86
1.53%, 7/23/2020	40,000,000	39,962,967	0.86
1.54%, 7/30/2020	40,000,000	39,951,022	0.86
1.54%, 8/06/2020	40,000,000	39,939,200	0.85
1.52%, 8/13/2020	40,000,000	39,927,999	0.85
1.53%, 8/20/2020	40,000,000	39,916,111	0.85
1.43%, 8/27/2020	40,000,000	39,910,700	0.85
0.68%, 9/03/2020	40,000,000	39,952,356	0.86
0.39%, 9/10/2020	30,000,000	29,977,398	0.64
Total United States Treasury Obligations		414,497,838	8.87

United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.06%#	98,687,863	98,687,863	2.11
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	1,170,860,634	1,170,860,635	25.07
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	201,182,016	201,182,016	4.31
Total United States Money Market Funds		$1,470,730,514	31.49
Total Cash Equivalents		$1,885,228,352	40.36

#   Reflects the 7-day yield at June 30, 2020.

*   Collateral amounted to $2,102,280,331 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended		Six months ended	Six months ended
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(2,958,778,455)	$(67,581,780)		$(3,647,300,158)	$69,425,902
Change in unrealized gain (loss) on open commodity futures contracts	2,038,831,909	35,897,190		1,107,803,142	313,310,848
Dividend income	689,654	961,575		1,547,321	2,668,218
Interest income*	2,462,398	7,979,767		7,005,577	15,847,217
ETF transaction fees	69,546	80,000		184,546	154,000

Total Income (Loss)	$(916,724,948)	$(22,663,248)		$(2,530,759,572)	$401,406,185

Expenses
General Partner management fees (Note 3)	$4,632,495	$1,666,525		$6,291,930	$3,469,952
Professional fees	532,839	405,136		822,975	805,819
Brokerage commissions	3,706,371	581,879		4,679,525	1,279,813
Directors’ fees and insurance	101,092	71,055		194,204	152,776
License fees	154,416	55,551		209,731	115,665
Registration fees	1,211,000	150,142		1,478,714	278,028
Total Expenses	$10,338,213	$2,930,288		$13,677,079	$6,102,053
Net Income (Loss)	$(927,063,161)	$(25,593,536)		$(2,544,436,651)	$395,304,132
Net Income (Loss) per limited partner share	$(5.92)	$(2.94)	†	$(74.25)	$20.38	†
Net Income (Loss) per weighted average limited partner share	$(5.70)	$(1.71)	†	$(27.54)	$24.18	†
Weighted average limited partner shares outstanding	162,504,650	14,930,632	†	92,374,097	16,348,066	†

*   Interest income does not exceed paid in kind of 5%.

†   On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19

Balances at beginning of period	$2,531,378,766	$1,553,694,836	$1,170,976,258	$1,468,461,712
Addition of 118,525,000, 8,287,500, 190,162,500 and 15,750,000 partnership shares, respectively	3,889,719,001	810,885,772	7,524,755,788	1,480,470,015
Redemption of (26,376,397), (8,762,500), (34,888,897) and (19,837,500) partnership shares, respectively	(822,883,741)	(876,953,963)	(1,480,144,530)	(1,882,202,750)
Net income (loss)	(927,063,161)	(25,593,536)	(2,544,436,651)	395,304,132

Balances at end of period	$4,671,150,865	$1,462,033,109	$4,671,150,865	$1,462,033,109

*   General Partners' shares outstanding and capital for the periods presented were zero.

†   On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement  Changes in Partners’ have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,544,436,651)	$395,304,132
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,107,803,142)	(313,310,848)
(Increase) decrease in dividends receivable	(159,337)	(51,678)
(Increase) decrease in interest receivable	(31,581)	9,727
(Increase) decrease in prepaid insurance*	(77,814)	(76,169)
(Increase) decrease in prepaid registration fees	(2,907,667)	278,028
(Increase) decrease in ETF transaction fees receivable	2,000	(1,000)
Increase (decrease) in payable due to Broker	(8,820,649)	131,064,529
Increase (decrease) in General Partner management fees payable	1,350,824	(56,998)
Increase (decrease) in professional fees payable	(812,428)	(914,557)
Increase (decrease) in brokerage commissions payable	135,000	—
Increase (decrease) in directors' fees payable*	13,189	(11,249)
Increase (decrease) in license fees payable	144,216	(6,649)
Net cash provided by (used in) operating activities	(3,663,404,040)	212,227,268

Cash Flows from Financing Activities:
Addition of partnership shares	7,524,752,437	1,468,520,569
Redemption of partnership shares	(1,464,538,721)	(1,851,689,146)
Net cash provided by (used in) financing activities	6,060,213,716	(383,168,577)

Net Increase (Decrease) in Cash and Cash Equivalents	2,396,809,676	(170,941,309)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,176,245,411	1,656,935,976
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$3,573,055,087	$1,485,994,667

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$1,470,774,756	$1,337,255,138
Equity in Trading Accounts:
Cash and cash equivalents	2,102,280,331	148,739,529
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,573,055,087	$1,485,994,667

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.  As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, USO is currently unable to pursue its investment objective to the same degree that it has in the past due to market conditions, regulatory limitations imposed on USO, and risk mitigation measures taken by USO’s FCM, each as described below.  As a result of these market conditions, regulatory limitations and risk mitigation measures, there is uncertainty as to whether USO will be able to achieve the same level of success as before in meeting its investment objective.

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2020, USO held 117,998 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2020, USO had registered a total of 5,627,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USO earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2020.

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

NOTE 3 — FEES PAID BY USO AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2020 and 2019, USO incurred $1,478,714 and $278,028, respectively, in registration fees and offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2020 and 2019, USO incurred $209,731 and $115,665, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $1,700,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO's FCM effective October 10, 2013. In addition, USO entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a customer agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for USO. The agreements with USO's FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the agreement, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$4,679,525	$1,279,813
Total commissions as annualized percentage of average total net assets	0.33%	0.17%
Commissions accrued as a result of rebalancing	$3,863,377	$1,113,299
Percentage of commissions accrued as a result of rebalancing	82.56%	86.99%
Commissions accrued as a result of creation and redemption activity	$816,148	$166,514
Percentage of commissions accrued as a result of creation and redemption activity	17.44%	13.01%

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

USO may enter into futures contracts, options on futures contracts, cleared swaps, and OTC to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts. As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

All of the futures contracts held by USO through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

USO’s cash and other property, such as Treasuries, deposited with its FCMs are considered commingled with all other customer funds, subject to such FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of USO’s assets posted with that FCM; however, the majority of USO’s assets are held in investments in Treasuries, cash and/or cash equivalents with USO’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of USO’s custodian, however, could result in a substantial loss of USO’s assets.

USO was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740. The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest the claims and move for their dismissal.

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, USO held investments in money market funds in the amounts of $1,470,730,514 and $20,000,000, respectively. USO also holds cash deposits with its custodian. As of June 30, 2020 and December 31, 2019, USO held cash deposits and investments in Treasuries in the amounts of $2,102,324,573 and $1,156,245,411, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short or that the value of the futures contract could fall below zero. As both a buyer and a seller of options, USO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019*	June 30, 2020	June 30, 2019*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.94	$100.00	$102.27	$76.68
Total income (loss)	(5.86)	(2.74)	(74.10)	24.55
Total expenses	(0.06)	(0.20)	(0.15)	(0.37)
Net increase (decrease) in net asset value	(5.92)	(2.94)	(74.25)	20.38
Net asset value, end of period	$28.02	$97.06	$28.02	$97.06

Total Return	(17.44)%	(2.94)%	(72.60)%	26.49%

Ratios to Average Net Assets
Total income (loss)	(22.14)%	(1.53)%	(90.01)%	25.81%
Management fees†	0.45%	0.45%	0.45%	0.45%
Expenses excluding management fees†	0.55%	0.34%	0.53%	0.34%
Net income (loss)	(22.39)%	(1.72)%	90.49%	25.42%

*   On April 28, 2020, there was a 1-for-8 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-8 reverse share split on retroactive basis.

†   Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$1,885,228,352	$1,885,228,352	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,145,323,709	1,145,323,709	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,175,542,347	$1,175,542,347	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,520,567	37,520,567	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	At June 30,	At December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$1,145,323,709	$37,520,567

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(3,647,300,158)		$69,425,902

	Change in unrealized gain (loss) on open positions		$1,107,803,142		$313,310,848

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the USO’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. USO has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

NOTE 9 — SUBSEQUENT EVENTS

USO was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO’s registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USO was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information  - Item 1. Legal Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated.  The defendants intend to vigorously contest the claims and move for their dismissal.

USO may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Oil Fund, LP (“USO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil.; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO's business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe USO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USO cannot assure investors that the projections included in these forward-looking statements will come to pass. USO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described below, USO is currently unable to pursue its investment objective to the same degree that it has in the past due to market conditions, regulatory limitations imposed on USO, and risk mitigation measures taken by USO's FCM, each as described below. As a result of these market conditions, regulatory limitations and risk mitigation measures, there is uncertainty as to whether USO will be able to achieve the same level of success as before in meeting its investment objective.

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

USO invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

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

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and risk mitigation measures taken by USO's FCM, RBC Capital, and other FCMs that further limit USO and other market participants from investing in particular crude oil futures contracts.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts (as defined below) in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically has in the past.

USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other-Oil Related Interests (as defined below), is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.

The following chart shows, for the period ending June 30, 2020, the rolling 30-day average difference between USO’s net asset value and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s net asset value for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

As of the date of this quarterly report on Form 10-Q, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions have severely limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

●	NYMEX and ICE Futures have imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. As described in more detail below, the NYMEX ordered USCF, USO and the Related Public Funds (as defined herein) not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in excess of 78,000 long futures contracts, for August 2020 in excess of 50,000 long futures contracts, and for September 2020 in excess of 35,000 long futures contracts. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. It can be anticipated that under current market conditions that the foregoing accountability levels and position limits imposed will remain in place and could involve additional Oil Futures Contracts for later months, e.g., those expiring after September of 2020. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.
●	RBC has taken risk mitigation measures that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC advised USO that, going forward, through RBC it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio apply regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has indicated that the foregoing limitations on USO are solely as a result of RBC’s own internal risk management requirements.

●	On May 28, 2020, USO entered into an agreement with RCG Division of Marex Spectron (“RCG”), to become an additional FCM for USO, and on June 5, 2020, USO entered into an agreement with E D & F Man Capital Markets Inc. (“MCM”) to become an additional FCM for USO. Neither RCG nor MCM has precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO is in ongoing discussions with other FCMs and it cannot predict when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

These events have severely limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has had to invest in other permitted Oil Futures Contracts and has had to more frequently rebalance and adjust the types of holdings in its portfolio than in the past. In addition, the current limitations being imposed by the exchanges and RBC will limit USO’s ability to invest the proceeds of the purchases of Creation Baskets in Oil Futures Contracts. As a result, when USO offers to sell Creation Baskets, USO may be limited in its ability to invest in Oil Futures Contracts, including the Benchmark Oil Futures Contract, and may be required to invest in other permitted investments including Other Oil-Related Interests, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

USO has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments but, until recently, USO’s need to exercise its discretion in making such investments has been limited. Current circumstances, including market conditions and evolving regulatory requirements and evolving FCM risk mitigation measures, require USO to exercise greater discretion in investing than in the past. The parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio are set forth and discussed in greater detail below. The application of the below parameters requires USO to exercise its discretion. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change.

Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell the following permitted investments taking into account the order, or waterfall, set forth below when USO increases or decreases either its portfolio overall or its holdings of particular investments:

1.	The current or front month (“first month”) Oil Futures Contracts based on the price of the light, sweet crude oil known as West Texas Intermediate (“WTI”) or, which are priced off of the oil futures contracts based on WTI as traded on the NYMEX including the Benchmark Oil Futures Contracts and the ICE WTI Contract (“WTI Oil Futures Contracts”); then
2.	The first month, the next or following month (“second month”, with months thereafter 2. being numerically designated, i.e., the third month, the fourth month, the fifth month, etc.) and the third month WTI Oil Futures Contracts; then
3.	The first through the sixth month WTI Oil Futures Contracts, plus the next nearest June WTI Oil Futures Contracts or the next nearest December WTI Oil Futures Contracts that is not included in the first through sixth months ; then
4.	The first through the twelfth month WTI Oil Futures Contracts; then
5.	The first through the twelfth month WTI Oil Futures Contracts plus the second through thirteenth month Oil Futures Contracts based on Brent Crude Oil traded on ICE Futures (“Brent Oil Futures Contracts”); then
6.	The first through the twelfth month WTI Oil Futures Contracts Months plus the second through thirteenth month Brent Oil Futures Contracts plus the first through the twelfth month Oil Futures Contracts based on Ultra Low Sulfur Diesel Oil Futures Contract traded on NYMEX (“USDL Oil Futures Contract”); then

7.	The first through the twelfth month WTI Oil Futures Contracts plus the second through thirteenth month Brent Oil Futures Contracts plus the first through the twelfth month USDL Oil Futures Contracts plus the first through the twelfth month RBOB Gasoline Oil Futures Contracts (“Gasoline Futures Contract”); then
8.	USO may also utilize the Oil Futures Contracts based on WTI, WTI Oil Futures Contacts or other types of crude oil traded on the Dubai, Singapore, and Houston exchanges, if and when these contracts reach sufficient scale and liquidity to meaningfully contribute to USO’s investment objective, in addition to the foregoing investments; then, finally,
9.	Other Oil-Related Investments, in addition to the foregoing investments.

If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not available to invest in a particular month contract described above, then it will adjust the methodology incrementally beginning from the nearest month contract available to it that it is reasonable or feasible to hold in light of such factors.

If USO uses OTC swaps or other instruments, those OTC swaps or instruments would also provide exposure to one or more of the same above-described permitted investments in varying months or contracts. USO also anticipates that to the extent it invests in Oil Futures Contracts other than WTI Oil Futures Contacts) and Other Oil- Related Investments, it may enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

The progression from one stage of permitted investments described in the above waterfall to the next stage, including the specific target weights for the particular portfolio investments to be held by USO, will take into account, to the extent applicable, the relative levels of open interest, position limits, and other factors. The specific permitted investments and the identified target weights for such investments, consistent with progression from one stage of the above described waterfall to the next stage, will be published on the website the day before the start of (i) any monthly roll/rebalance period for the end of such roll/rebalance period, and (ii) any rebalancing to be done outside of the monthly roll period due to market conditions, regulatory requirements and other factors described herein. In extreme circumstances, changes may need to be made intraday. In such circumstances, the changes will be published on the website at the end of the day. USO will attempt to execute rebalances required over several days to minimize market impact. However, it may be necessary to execute these risk measures rapidly and with minimal notice. Published portfolio changes will be implemented by USO over the course of the roll/rebalance period as indicated on the website or over the course of another day or period with respect to a particular change outside of the roll.

USO will progress through the stages of the above describe waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions, or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month.

The investment intention announced by USO could change as a result of any or all of the following: evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures contracts, or USO selling additional shares USO’s ability to invest in the Benchmark Oil Futures Contract could be limited by any of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

USCF may not be able to fully invest USO’s assets in Benchmark Oil Futures Contracts having an aggregate notional amount exactly equal to USO’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts are for a specified amount of a particular commodity, and USO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Oil Futures Contract.

USCF does not anticipate letting USO’s Oil Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations being imposed on USO by its regulators and its FCMs, USO may be limited in investing in other Oil futures Contracts in addition to the Benchmark Oil Futures Contract. These limitations would apply even if USO were to receive and accept request for Redemption Baskets lowering its current holdings in Oil Futures Contracts below the limits now being imposed on it. The foregoing could limit the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts to continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result, there will be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract at the same favorable levels as before or within the range of its investment objective. The inability to closely track the Benchmark Oil Futures Contract and, as described in this quarterly report, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares.

USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s announced investment intentions, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2020, USO held 117,998  NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2020 when it held a maximum of held 234,415 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not reduce the number of Oil Futures Contracts held as a result. USO did not exceed accountability levels imposed by the ICE Futures during the six months ended June 30, 2020. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter.  The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Commencing with the monthly roll that occurred in May 2020, USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO’s positions would roll over a four-day period. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com. For the six months ended June 30, 2020, USO did not exceed any position limits imposed by the NYMEX but did exceed position limits imposed by ICE Futures during the period of April 21 to April 23, 2020. However, no action was taken by ICE Futures as a result. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. USO is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, USO is currently subject to the variation margin requirements of the Final Margin Rules. However, USO does not have material swaps exposure and, accordingly, USO will not be subject to the initial margin requirements of the Final Margin Rules.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act"), which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as USO. A portion of USO’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USO does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if USO invests in other types of MMFs besides government MMFs in the future, USO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2020. The price of the Benchmark Oil Futures Contract started the period at $61.06 per barrel. The high of the period was on January 6, 2020 when the price reached $63.27 per barrel. The low of the period was on April 21, 2020 when the price dropped to $11.57 per barrel. The period ended with the Benchmark Oil Futures Contract at $39.27 per barrel, a decrease of approximately (35.68)% over the period. USO’s per share NAV began the period at $102.27* and ended the period at $28.02* on June 30, 2020, a decrease of approximately (72.60)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2020 contracts and ended with the August 2020 contracts. The decrease of approximately (35.68)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

*On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on retroactive basis.

During the six months ended June 30, 2020, the crude oil futures market was in a state of both contango and backwardation. On days when the market is in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2020, USO had issued 4,627,300,000 shares, 166,723,603 of which were outstanding. As of June 30, 2020, there were 999,700,000 shares registered but not yet issued. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, USO had the following Authorized Participants: ABN Amro Clearing Corp., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$2,811,778,572	$1,554,981,579
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,552,898	$18,515,435
Annualized yield based on average daily total net assets	0.61%	2.40%
Management fee	$6,291,930	$3,469,952
Total fees and other expenses excluding management fees	$7,385,149	$2,632,101
Fees and expenses related the registration or offering of additional shares	$1,478,714	$278,028
Total commissions accrued to brokers	$4,679,525	$1,279,813
Total commissions as annualized percentage of average total net assets	0.33%	0.17%
Commissions accrued as a result of rebalancing	$3,863,377	$1,113,299
Percentage of commissions accrued as a result of rebalancing	82.56%	86.99%
Commissions accrued as a result of creation and redemption activity	$816,148	$166,158
Percentage of commissions accrued as a result of creation and redemption activity	17.44%	13.01%

Portfolio Expenses. USO's expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USO pays to USCF is calculated as a percentage of the total net assets of USO. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers, expenses related to the registration or offering of additional shares and professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months	Three months
	ended	ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$4,140,398,737	$1,485,425,314
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,152,052	$8,941,342
Annualized yield based on average daily total net assets	0.31%	2.41%
Management fee	$4,632,495	$1,666,525
Total fees and other expenses excluding management fees	$5,705,718	$1,263,763
Fees and expenses related the registration or offering of additional shares	$1,211,000	$150,142
Total commissions accrued to brokers	$3,706,371	$581,879
Total commissions as annualized percentage of average total net assets	0.36%	0.16%
Commissions accrued as a result of rebalancing	3,303,396	$501,379
Percentage of commissions accrued as a result of rebalancing	89.13%	86.17%
Commissions accrued as a result of creation and redemption activity	$402,975	$80,500
Percentage of commissions accrued as a result of creation and redemption activity	10.87%	13.83%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers, expenses related to the registration or offering of additional shares and professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2020, the simple average daily change in the Benchmark Oil Futures Contract was 0.748%, while the simple average daily change in the per share NAV of USO over the same time period was 0.607%. The average daily difference was (0.141)% (or (14.115) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (2.822)%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. A significant portion of the level of USO's relative tracking error as a percentage of the benchmark was due to periods of flat price returns.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2020, the simple average daily change in the Benchmark Oil Futures Contract was (0.029)%, while the simple average daily change in the per share NAV of USO over the same time period was (0.048)%. The average daily difference was (0.019)% (or (1.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.200%, meaning that over this time period USO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2020. The second graph measures monthly changes since June 30, 2015 through June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the foregoing graphs are consistent with USO’s overall historical experience concerning the daily and monthly differences between changes in USO’s NAV and the Benchmark Oil Futures Contract, they are not intended to indicate that the experience reflected in either graph will be replicated in subsequent days or months. The wide differences in changes between USO’s NAV and the Benchmark Oil Futures Contract during late April through early May of 2020, if they were to continue, would not provide the sort of narrow differences reflected in the preceding graphs. While the difference in the average of daily movement of USO’s NAV and the price of the Benchmark Oil Futures Contract over the 30 days ending May 29, 2020 was only 2.247%, and well within the range of plus/minus ten percent (10%) described above, there were four days in late April 2020 when daily differences were greater than within plus/minus ten percent (10%). In April, these days with higher differences were offset by the remaining days with much lower differences of less than plus/minus one percent (1%). If the trend of differences during the latter part of April were to continue for any period of 30 successive valuation days, there could be a wider variation within, and potentially outside, of the plus/minus ten percent (10%) thirty day average of differences between percentage daily movements of USOs NAV and the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

For the six months ended June 30, 2020, the actual total return of USO as measured by changes in its per share NAV was (72.60)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $28.02. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $49.03 as of June 30, 2020, for a total return over the relevant time period of (52.06)%. The difference between the actual per share NAV total return of USO of (72.60)%  and the expected total return based on the Benchmark Oil Futures Contract of (52.06)% was an error over the time period of (20.54)%, which is to say that USO’s actual total return underperformed its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

By comparison, for the six months ended June 30, 2019, the actual total return of USO as measured by changes in its per share NAV was 26.49%. This was based on an initial per share NAV of $9.59* as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $12.13*. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $12.04* as of June 30, 2019, for a total return over the relevant time period of 25.55%. The difference between the actual per share NAV total return of USO of 26.49% and the expected total return based on the Benchmark Oil Futures Contract of 25.55% was an error over the time period of 0.94%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

Further, while the foregoing graphs are consistent with USO’s overall historical experience, they are not intended to indicate that the experience reflected in either graph will be replicated in subsequent days or months.  The wide differences in changes between USO’s NAV and the Benchmark Oil Futures Contract during the period subsequent to June 30, 2020, if they were to continue, would not show the narrow differences reflected in the graphs.  If the trend of differences during the period after June 30, 2020 were to continue for any period of 30 successive valuation days there could be a more than within plus/minus ten percent (10%) 30 day average of differences between percentage daily movements of USO’s NAV and the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued deviations between the performance of USO’s investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective.

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

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the near daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future historical lows. It is anticipated that fees and expenses paid by USO may be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2020, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels  This contango was due to significant market volatility that has occurred and is continuing in the crude oil markets as well as the oil futures markets. Crude oil prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia's unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

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

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. To approximate its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract.  While these changes may initially exacerbate contango by requiring USO to invest in  later month contracts, continued holdings in these later month contracts may will allow USO to experience lesser effects from contango than would be the case if USOs holdings were primarily in Oil Futures Contracts in the first month or second month.

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued deviations between the performance of USO’s investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective.

Crude Oil Market. During the six months ended June 30, 2020, crude oil prices traded in a range between $(37.63) to $63.27.  (USO had already rolled out of the front month May WTI crude oil futures contract during the period when it went negative.)  Crude oil declined 35.69% from the end of 2019 through June 30, 2020 finishing the quarter at $39.27.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020.  Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations.  Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016.  To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices.  However, in early March of 2020, Russia refused Saudi Arabia’s proposal to extend cuts in response to the COVID-19 demand shock.  The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic.  Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

During the second quarter of 2020, the International Energy Agency (IEA) reports that crude oil demand fell an average of 16.4 mbd  while global crude oil supply declined by an average of 13.7 mbd.  Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity.  Supply declined largely due to a historic agreement in April between the United States, OPEC, Russia, and other oil producers.  The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States.  As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd.  Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further.  Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets.

First, WTI crude oil prices dipped below $20 for the first time since 2002 and hit an all-time closing low of $(37.63).  Multiple record-breaking returns occurred between March and May of 2020.  The price of the U.S. benchmark averaged $28 during the second quarter of 2020 compared to $46 during the first quarter of 2020 and $57 during calendar year 2019.

Second, crude oil price volatility went off-the-charts.  For example, the 30-day annualized volatility of front month WTI crude oil futures prices reached 993% after averaging 35% in 2019 and 25% in the first two months of 2020.  (If May crude oil futures had not gone negative on April 20, 2020, volatility would “only” have reached 416%.)

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation, moved into a condition that some market experts referred to as “super contango.”  This was a result of extreme bearishness at the front of the futures curve due to rapidly filling storage facilities in the U.S. and around the world.  Specifically, the front month WTI crude oil futures contract detached from the rest of the futures curve and fell to an extreme position relative to deferred futures contract months.  On a percentage basis, the difference between the front month WTI crude oil futures contract and the second month WTI crude oil futures contract was more than double the previous record.  This divergence caused WTI crude oil futures contracts with different expiration dates to move in different directions.  For example, the front month WTI crude oil futures contract and second month WTI crude oil futures contract typically move together (i.e., increase or decrease) about 99% of the time.  However, in late April of 2020, the correlation of the front and second month WTI crude oil futures contracts was (24)%, meaning these contracts were moving in opposite directions.

Fourth, USO, among other market participants, diversified its portfolio away from the front of the futures curve in favor of deferred contract months, as discussed in this Form 10-Q.  The move by USO and other market participants to deferred contract months caused a historic change to relative levels of open interest among the different futures contracts.  For example, open interest in the front month futures contract fell an average of 40% during April, May, and June of 2020 compared to the average level of open interest during those same calendar months during the previous five years.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, oil prices rose from all-time lows to stabilize around $40 per barrel in June.  U.S. and China manufacturing PMI’s, some GDP forecasts, and other pro-cyclical indicators, while less than rosy, have risen from substantial lows in the spring.  However, unemployment in the United States and around the world remains significantly higher than it was before the COVID-19 pandemic.  Looking ahead, the full impact of the world’s initial response to COVID-19 has not been determined, and an alarming spike in cases suggests that more economic pain may lie ahead.  On the constructive side for oil prices, OPEC+ compliance with the oil production cuts has been high and production shut-ins in the United States are likely to continue affecting output.  The U.S. Energy Information Administration expects crude oil production in the United States to average 11.6 mbd in 2020 and 11 mbd in 2021.  At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable.  High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2010 and June 30, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.421)	0.966	0.538	0.360	0.212	0.459
US Gov't Bonds (BEUSG4 Index)		1.000	(0.401)	(0.314)	(0.370)	(0.088)	(0.353)
Global Equities (FTSE World Index)			1.000	0.554	0.407	0.200	0.488
Unleaded Gasoline				1.000	0.661	0.142	0.732
Heating Oil					1.000	0.078	0.776
Natural Gas						1.000	0.046
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2020, movements of crude oil displayed strong correlation with unleaded gasoline and heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited to moderate negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.595)	0.993	0.778	0.316	0.375	0.509
US Gov't Bonds (BEUSG4 Index)		1.000	(0.637)	(0.557)	(0.547)	(0.185)	(0.458)
Global Equities (FTSE World Index)			1.000	0.810	0.396	0.369	0.558
Unleaded Gasoline				1.000	0.691	0.184	0.879
Heating Oil					1.000	(0.209)	0.885
Natural Gas						1.000	(0.062)
Crude Oil							1.000
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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in Treasuries at its FCMs. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2020, USO's expenses exceed the income USO earned. During the six months ended June 30, 2020, USO used other assets to pay expenses. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USCF endeavors to have the value of USO’s Treasuries, cash and cash equivalents, whether held by USO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Interests. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage USO’s assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under its LP Agreement, USO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2020, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

Since March 23, 2007, USO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USO or third parties or otherwise that would lead USO to determine that it could no longer foreseeably meet its business objective or that USO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of USO could cause USO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USO to terminate USO. USO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

As of June 30, 2020, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,573,055,087 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USO's condensed financial statements and it’s SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.'s fees for performing administrative services, including those in connection with the preparation of USO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of June 30, 2020, USO's portfolio consisted of held 117,998 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2020, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2020, USO did not limit its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USO may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described below, it is not currently party to any material legal proceedings.

USO was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO’s registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest such claims and move for their dismissal.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 21, 2020 (the “Form 10-K”).

Investment Risk

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
•	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price of light, sweet crude oil.

As of the date of this quarterly report on Form 10-Q, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These events have severely limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and oil futures contract traded on ICE Futures Europe and ICE Futures U.S. In light of this, USO has invested in Oil Futures Contracts other than the Benchmark Oil Future Contract. Also, USO could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, OTC transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing.

In addition to disclosing USO’s end of day portfolio of investments, USO’s investment intentions with respect to the type and percentage of investments in USO’s portfolio will be disclosed on its website, www.uscfinvestments.com.

For more information about the aforementioned market volatility and events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Impacting the Ability of USO to Achieve its Investment Objective and Strategy ."

The market price at which investors buy or sell shares may be significantly less or more than NAV.

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time. For example, a shortage of USO shares in the market and other factors could cause USO’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of creation requests during a short period of time could result in a shortage of shares, in the Annual Report.

An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

An investment in USO is not a proxy for investing in the oil markets. To the extent that investors use USO as a means of indirectly investing in crude oil, there is the risk that the daily changes in the price of USO’s shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of light, sweet crude oil on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of USO’s NAV; the changes in USO’s NAV do not correlate closely with the changes in the price of the Benchmark Oil Futures Contract; or the changes in the price of the Benchmark Oil Futures Contract do not closely correlate with the changes in the cash or spot price of crude oil. This is a risk because if these correlations do not exist, then investors may not be able to use USO as a cost-effective way to indirectly invest in crude oil or as a hedge against the risk of loss in crude oil-related transactions. The degree of correlation among USO’s share price, the price of the Benchmark Oil Futures Contract and the spot price of crude oil depends upon circumstances such as variations in the speculative oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences on trading oil futures contracts. Investors who are not experienced in investing in oil futures contracts or the factors that influence that market or speculative trading in the crude oil markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in USO shares than such other investors with such experience and resources.

Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Oil Futures Contracts, which could cause the price of USO’s shares to substantially vary from the price of the Benchmark Oil Futures Contract.

USO’s FCMs have imposed and may impose limits on the positions that USO may hold in the Benchmark Futures Contracts as well as certain other months that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. In particular, RBC expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020.  At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC advised USO that, going forward, through RBC it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits imposed by RBC on holdings in USO’s portfolio apply regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has indicated that the foregoing limitations on USO are solely as a result of RBC’s own internal risk management requirements.

On May 28, 2020, USO entered into an agreement with RCG, to become an additional FCM for USO, and on June 5, 2020, USO entered into an agreement with MCM to become an additional FCM for USO. Neither RCG nor MCM has precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO is in ongoing discussions with other FCMs and it cannot predict when it will enter into such agreements.

The risk mitigation measures imposed to date by FCMs and other market participants have severely limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has had to invest in other Oil Futures Contracts and has had to more frequently rebalance and adjust the types of holdings in its portfolio than in the past. The foregoing will continue to inhibit USO from pursuing its investment objective in the same manner.

In addition, when offering Creation Baskets for purchase, limitations imposed by the exchanges and any FCM could limit USO’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Oil Futures Contracts and other Oil Futures Contracts. If this were the case, when selling Creation Baskets, USO may invest in other permitted investments, including Other Oil-Related Interests, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

Other Risks

USO is not actively managed and its investment objective is to track the Benchmark Oil Futures Contract so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

USO is not actively managed by conventional methods. Accordingly, if USO’s investments in Oil Interests are declining in value, in the ordinary course, USO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Oil Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Oil Futures Contract or when USO otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid USO becoming leveraged, and it reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of USO’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

Although USO has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, USO announced its intention to invest in Oil Futures Contracts other than the Benchmark Oil Future Contract and that it could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in Other Oil-Related Interests. As of the date of this Quarterly Report on Form 10-Q, it is likely that the factors limiting USO’s investments in the Benchmark Oil Futures Contract will continue, including as a result of the COVID-19 pandemic and the state of the crude oil markets, and that USO’s need to invest in other Oil Futures Contracts and, potentially other permitted investments, will continue.

As disclosed in above, USO’s ability to invest in the Benchmark Oil Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures contracts, or USO selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments. USO has disclosed the parameters for making decisions regarding the permitted investments USO will hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com.

Commencing with the monthly roll occurring in May 2020, USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO’s positions would roll over a four-day period. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

USO may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

USO’s shares are listed for trading on the NYSE Arca under the market symbol “USO.” NYSE Arca may suspend USO’s shares from trading on the exchange with or without prior notice to USO, upon failure of USO to comply with the NYSE’s listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of USO’s shares will continue to be met or will remain unchanged. If USO were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

USO could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although USO does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if USO were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if USO were to hold assets that have a value of less than zero.

USCF endeavors to have the value of USO’s Treasuries, cash and cash equivalents, whether held by USO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, USO has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, USO’s announced investment intentions, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero. If market conditions require it, these risk reduction procedures may occur on short notice.

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

USCF serves as the general partner or sponsor to each of USO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for USO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, USO purchased oil futures contracts, this decision could impact USO’s ability to purchase additional oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its benchmark futures contract.

USO may also be subject to certain conflicts with respect to its FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USO trades using the clearing broker to be used by USO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USO.

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

USO recently suspended purchases of Creation Baskets as a result of the exhaustion of available SEC registered shares that could be issued by USO due to unexpected demand during the aforementioned market volatility arising from the COVID-19 pandemic and disputes among oil-producing countries. At the time of this suspension, the market price of USO shares on April 21, 2020 was 36% higher than USO’s reported end-of-day per share NAV. A significant portion of this difference can be attributed to the fact that USO’s NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. New York Time, which is ninety (90) minutes earlier than the determination of the closing share price at 4:00 p.m. New York Time. The closing share price takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. However, USO’s suspension of purchases of Creation Baskets, record volatility that occurred in crude futures markets on April 20, 2020 and April 21, 2020, and record volume in USO share transactions on the NYSE on the same days also contributed to the premium on April, 21, 2020. In addition, investors should be aware that such premiums can be transitory. The high premium that occurred recently was short-lived and fell almost immediately, notwithstanding the suspension of sales of Creation Basket. On April 22, 2020, the market price of USO shares fell to a level of 8.66% above the per share NAV, and, from April 23, 2020, continued its decline to 1.45% on May 1, 2020. For the period beginning May 1, 2020 and ending May 29, 2020 the premium averaged 2.25%. Any potential impact to the market in shares of USO that could occur from the Authorized Participants’ inability to purchase new Creation Baskets would likely not extend beyond the time when additional shares of USO would be registered and available for distribution.

USO may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

USO may determine that USO will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Purchasers. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by USO’s current and other FCMs that further limit USO and other market participants from investing in particular crude oil futures contracts, USO’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of creation requests during a short period of time could result in a shortage of shares, could also occur as a result of USO determining to limit the offering of creation baskets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 264* baskets (comprising 26,376,397* shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020, adjusted on a retroactive basis to reflect the 1-for-8 reverse share split:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares		Average Price Per
Period	Redeemed		Share
4/1/20 to 4/30/20	7,437,500	*	$5.42	*
5/1/20 to 5/31/20	138,897	*	$16.35	*
6/1/20 to 6/30/20	18,800,000	*	$27.86	*
Total	26,376,397

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 7, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2020