Form 10-Q/A
period 2020-06-30
United States Oil Fund, LP
filed 2020-10-27
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

United States Oil Fund, LP (“USO”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 with the Securities and Exchange Commission (the “SEC”) on August 7, 2020 (the “Original Filing”). USO is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) for the sole purpose of correcting the descriptions of the Open Commodity Futures Contracts-Long included in the Condensed Schedule of Investments as of June 30, 2020; however, there is no change to the numerical and financial information relating thereto. As a result of the foregoing, the Amendment amends and restates in their entirety the following items of the Original Filing: (i) Item 1 of Part I “Financial Statements”, (ii) Item 4 of Part I, “Controls and Procedures”, and (iii) Item 6 of Part II, “Exhibits” to include the new certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and the financial statements formatted in Inline Extensible Business Reporting Language in Exhibits 101 and 104. USO has also updated the signature page to the Amendment.

Other than as expressly set forth herein, the Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by the Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. Accordingly, this Amendment should be read together with the Original Filing and USO’s other filings with the SEC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $1,470,774,756 and $1,026,973,397, respectively) (Notes 2 and 5)	$1,470,774,756	$1,026,973,397
Equity in trading accounts:
Cash and cash equivalents (at cost $2,102,280,331 and $149,272,014, respectively)	2,102,280,331	149,272,014
Unrealized gain (loss) on open commodity futures contracts	1,145,323,709	37,520,567
Receivable for shares sold	3,351	—
Dividends receivable	165,220	5,883
Interest receivable	59,780	28,199
Prepaid insurance**	117,083	39,269
Prepaid registration fees	2,981,908	74,241
ETF transaction fees receivable	—	2,000

Total Assets	$4,721,706,138	$1,213,915,570

Liabilities and Partners’ Capital
Payable due to Broker	$—	$8,820,649
Payable for shares redeemed	47,629,464	32,023,655
General Partner management fees payable (Note 3)	1,818,718	467,894
Professional fees payable	641,568	1,453,996
Brokerage commissions payable	224,961	89,961
Directors’ fees payable**	56,577	43,388
License fees payable	183,985	39,769

Total Liabilities	50,555,273	42,939,312

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	4,671,150,865	1,170,976,258
Total Partners’ Capital	4,671,150,865	1,170,976,258

Total Liabilities and Partners’ Capital	$4,721,706,138	$1,213,915,570

Limited Partners' shares outstanding	166,723,603	11,450,000	*
Net asset value per share	$28.02	$102.27	*
Market value per share*	$28.06	$102.48	*

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

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures August 2020 contracts, expiring July 2020*	$441,743,666	17,842	$258,911,674	5.54
NYMEX WTI Crude Oil Futures September 2020 contracts, expiring August 2020*	474,739,195	17,811	225,945,545	4.84
NYMEX WTI Crude Oil Futures October 2020 contracts, expiring September 2020*	469,301,011	17,747	231,350,549	4.95
NYMEX WTI Crude Oil Futures November 2020 contracts, expiring October 2020*	646,527,686	17,703	54,157,054	1.16
NYMEX WTI Crude Oil Futures December 2020 contracts, expiring November 2020*	882,483,805	29,430	285,298,595	6.11
NYMEX WTI Crude Oil Futures January 2021 contracts, expiring December 2020*	229,390,591	5,871	4,157,789	0.09
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021*	381,619,757	11,594	85,502,503	1.83
Total Open Futures Contracts*	$3,525,805,711	117,998	$1,145,323,709	24.52

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$25,000,000	$24,998,941	0.53
1.52%, 7/09/2020	40,000,000	39,986,644	0.86
1.55%, 7/16/2020	40,000,000	39,974,500	0.86
1.53%, 7/23/2020	40,000,000	39,962,967	0.86
1.54%, 7/30/2020	40,000,000	39,951,022	0.86
1.54%, 8/06/2020	40,000,000	39,939,200	0.85
1.52%, 8/13/2020	40,000,000	39,927,999	0.85
1.53%, 8/20/2020	40,000,000	39,916,111	0.85
1.43%, 8/27/2020	40,000,000	39,910,700	0.85
0.68%, 9/03/2020	40,000,000	39,952,356	0.86
0.39%, 9/10/2020	30,000,000	29,977,398	0.64
Total United States Treasury Obligations		414,497,838	8.87

United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.06%#	98,687,863	98,687,863	2.11
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	1,170,860,634	1,170,860,635	25.07
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	201,182,016	201,182,016	4.31
Total United States Money Market Funds		$1,470,730,514	31.49
Total Cash Equivalents		$1,885,228,352	40.36

#   Reflects the 7-day yield at June 30, 2020.

*   Collateral amounted to $2,102,280,331 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended		Six months ended	Six months ended
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(2,958,778,455)	$(67,581,780)		$(3,647,300,158)	$69,425,902
Change in unrealized gain (loss) on open commodity futures contracts	2,038,831,909	35,897,190		1,107,803,142	313,310,848
Dividend income	689,654	961,575		1,547,321	2,668,218
Interest income*	2,462,398	7,979,767		7,005,577	15,847,217
ETF transaction fees	69,546	80,000		184,546	154,000

Total Income (Loss)	$(916,724,948)	$(22,663,248)		$(2,530,759,572)	$401,406,185
Expenses
General Partner management fees (Note 3)	$4,632,495	$1,666,525		$6,291,930	$3,469,952
Professional fees	532,839	405,136		822,975	805,819
Brokerage commissions	3,706,371	581,879		4,679,525	1,279,813
Directors' fees and insurance	101,092	71,055		194,204	152,776
License fees	154,416	55,551		209,731	115,665
Registration fees	1,211,000	150,142		1,478,714	278,028

Total Expenses	$10,338,213	$2,930,288		$13,677,079	$6,102,053

Net Income (Loss)	$(927,063,161)	$(25,593,536)		$(2,544,436,651)	$395,304,132
Net Income (Loss) per limited partner share	$(5.92)	$(2.94)	†	$(74.25)	$20.38	†
Net Income (Loss) per weighted average limited partner share	$(5.70)	$(1.71)	†	$(27.54)	$24.18	†
Weighted average limited partner shares outstanding	162,504,650	14,930,632	†	92,374,097	16,348,066	†

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

Part I. Item 4. Controls and Procedures.

Disclosure Controls and Procedures

USO maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in USO's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USO if USO had any officers, have evaluated the effectiveness of USO's disclosure controls and procedures and have concluded that the disclosure controls and procedures of USO have been effective as of the end of the period covered by this quarterly report on Form 10-Q/A.

Change in Internal Control Over Financial Reporting

There were no changes in USO's internal control over financial reporting during USO's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USO's internal control over financial reporting.

Part II. Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this amendment no. 1 to the quarterly report on Form 10-Q/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

Date: October 27, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: October 27, 2020