Form 10-Q
period 2020-09-30
United States Oil Fund, LP
filed 2020-11-06
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 131,523,603 outstanding shares as of November 2, 2020.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $2,123,627,473 and $1,026,973,397, respectively) (Notes 2 and 5)	$2,123,627,473	$1,026,973,397
Equity in trading accounts:
Cash and cash equivalents (at cost $1,863,442,283 and $149,272,014, respectively)	1,863,442,283	149,272,014
Unrealized gain (loss) on open commodity futures contracts	96,694,260	37,520,567
Dividends receivable	28,665	5,883
Interest receivable	145,261	28,199
Prepaid insurance*	77,767	39,269
Prepaid registration fees	2,222,684	74,241
ETF transaction fees receivable	2,351	2,000

Total Assets	$4,086,240,744	$1,213,915,570

Liabilities and Partners’ Capital
Payable due to Broker	$—	$8,820,649
Payable for shares redeemed	31,335,900	32,023,655
General Partner management fees payable (Note 3)	1,535,481	467,894
Professional fees payable	1,274,927	1,453,996
Brokerage commissions payable	297,119	89,961
Directors’ fees payable*	57,567	43,388
License fees payable	192,686	39,769

Total Liabilities	34,693,680	42,939,312

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	4,051,547,064	1,170,976,258
Total Partners’ Capital	4,051,547,064	1,170,976,258

Total Liabilities and Partners’ Capital	$4,086,240,744	$1,213,915,570

Limited Partners' shares outstanding	142,223,603	11,450,000	†
Net asset value per share	$28.49	$102.27	†
Market value per share	$28.29	$102.48	†

*      Certain prior year amounts have been reclassified for consistency with the current presentation.

†      On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statements of Financial Condition have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX WTI Crude Oil Futures November 2020 contracts, expiring October 2020	$815,113,529	20,147	$(4,801,189)	(0.12)
NYMEX WTI Crude Oil Futures December 2020 contracts, expiring November 2020	729,745,177	20,023	80,585,633	1.99
NYMEX WTI Crude Oil Futures January 2021 contracts, expiring December 2020	618,211,157	14,899	(10,480,947)	(0.26)
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	619,271,880	14,776	(11,535,000)	(0.29)
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	413,349,104	9,770	(8,187,204)	(0.20)
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	200,350,007	4,849	2,241,213	0.06
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	558,860,966	14,374	48,871,754	1.21
Total Open Futures Contracts*	$3,954,901,820	98,838	$96,694,260	2.39

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	$10,002,000	$10,002,000	0.25
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	206,982,000	206,982,000	5.11
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	201,550,000	201,550,000	4.97
Total United States Money Market Funds		$418,534,000	10.33

#   Reflects the 7-day yield at September 30, 2020.

*   Collateral amounted to $1,863,442,283 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended	Three months ended		Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,138,807,507	$97,326,744		$(2,508,492,651)	$166,752,646
Change in unrealized gain (loss) on open commodity futures contracts	(1,048,629,449)	(185,598,630)		59,173,693	127,712,218
Realized gain (loss) on short-term investments	—	7,667		—	7,667
Dividend income	383,360	219,697		1,930,681	2,887,915
Interest income*	1,020,740	7,510,292		8,026,317	23,357,509
ETF transaction fees	55,000	93,000		239,546	247,000

Total Income (Loss)	$91,637,158	$(80,441,230)		$(2,439,122,414)	$320,964,955
Expenses
General Partner management fees (Note 3)	$4,893,531	$1,550,198		$11,185,461	$5,020,150
Professional fees	1,045,976	317,592		1,868,951	1,123,411
Brokerage commissions	783,270	616,021		5,462,795	1,895,834
Directors' fees and insurance	101,486	89,972		295,690	242,748
License fees	163,118	51,673		372,849	167,338
Registration fees	759,225	151,791		2,237,939	429,819

Total Expenses	$7,746,606	$2,777,247		$21,423,685	$8,879,300

Net Income (Loss)	$83,890,552	$(83,218,477)		$(2,460,546,099)	$312,085,655
Net Income (Loss) per limited partner share	$0.47	$(6.82)	†	$(73.78)	$13.56	†
Net Income (Loss) per weighted average limited partner share	$0.57	$(5.71)	†	$(22.18)	$19.81	†
Weighted average limited partner shares outstanding	147,624,690	14,575,272	†	110,925,391	15,750,641	†

*   Interest income does not exceed paid in kind of 5%.

†   On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statements of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019†	September 30, 2020	September 30, 2019†

Balances at beginning of period	$4,671,150,865	$1,462,033,109	$1,170,976,258	$1,468,461,712
Addition of 15,100,000, 12,762,500, 205,262,500 and 28,512,500 partnership shares, respectively	460,593,523	1,186,408,531	7,985,349,311	2,666,878,546
Redemption of (39,600,000), (12,487,500), (74,488,897) and (32,325,000) partnership shares, respectively	(1,164,087,876)	(1,181,231,546)	(2,644,232,406)	(3,063,434,296)
Net income (loss)	83,890,552	(83,218,477)	(2,460,546,099)	312,085,655

Balances at end of period	$4,051,547,064	$1,383,991,617	$4,051,547,064	$1,383,991,617

*   General Partners' shares outstanding and capital for the periods presented were zero.

†   On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Changes in Partners' Capital has been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,460,546,099)	$312,085,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(59,173,693)	(127,712,218)
(Increase) decrease in dividends receivable	(22,782)	83,797
(Increase) decrease in interest receivable	(117,062)	(3,251)
(Increase) decrease in prepaid insurance*	(38,498)	(79,410)
(Increase) decrease in prepaid registration fees	(2,148,443)	429,819
(Increase) decrease in ETF transaction fees receivable	(351)	—
Increase (decrease) in payable due to Broker	(8,820,649)	—
Increase (decrease) in General Partner management fees payable	1,067,587	(73,267)
Increase (decrease) in professional fees payable	(179,069)	(601,991)
Increase (decrease) in brokerage commissions payable	207,158	—
Increase (decrease) in directors' fees payable*	14,179	31,811
Increase (decrease) in license fees payable	152,917	(10,374)
Net cash provided by (used in) operating activities	(2,529,604,805)	184,150,571

Cash Flows from Financing Activities:
Addition of partnership shares	7,985,349,311	2,687,773,054
Redemption of partnership shares	(2,644,920,161)	(3,033,822,388)
Net cash provided by (used in) financing activities	5,340,429,150	(346,049,334)

Net Increase (Decrease) in Cash and Cash Equivalents	2,810,824,345	(161,898,763)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,176,245,411	1,656,935,976
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$3,987,069,756	$1,495,037,213

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$2,123,627,473	$1,325,617,585
Equity in Trading Accounts:
Cash and cash equivalents	1,863,442,283	169,419,628
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,987,069,756	$1,495,037,213

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of USO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2020, USO held 98,838 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2020, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, USO incurred $2,237,939 and $429,819, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $390,000 for USO and, in the aggregate for USO and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2020 and 2019, USO incurred $372,849 and $167,338, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,400,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Nine months	Nine months
	ended	ended
	September 30, 2020	September 30, 2019
Total commissions accrued to brokers	$5,462,795	$1,895,834
Total commissions as annualized percentage of average total net assets	0.22%	0.17%
Commissions accrued as a result of rebalancing	$4,508,991	$1,602,426
Percentage of commissions accrued as a result of rebalancing	82.54%	84.52%
Commissions accrued as a result of creation and redemption activity	$953,804	$293,408
Percentage of commissions accrued as a result of creation and redemption activity	17.46%	15.48%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

USO may enter into futures contracts, options on futures contracts, cleared swaps, and OTC-swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

All of the futures contracts held by USO through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, USO held investments in money market funds in the amounts of $418,534,000 and $20,000,000, respectively. USO also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, USO held cash deposits and investments in Treasuries in the amounts of $3,568,535,756 and $1,156,245,411, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”).  On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements.  The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel.  The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement.  It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020,  purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”).  The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019*	September 30, 2020*	September 30, 2019*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$28.02	$97.06	$102.27	$76.68
Total income (loss)	0.52	(6.63)	(73.59)	14.12
Total expenses	(0.05)	(0.19)	(0.19)	(0.56)
Net increase (decrease) in net asset value	0.47	(6.82)	(73.78)	13.56
Net asset value, end of period	$28.49	$90.24	$28.49	$90.24

Total Return	1.68%	(7.03)%	(72.14)%	17.68%

Ratios to Average Net Assets
Total income (loss)	2.12%	(5.89)%	(73.46)%	21.52%
Management fees†	0.45%	0.45%	0.45%	0.45%
Expenses excluding management fees†	0.26%	0.36%	0.41%	0.35%
Net income (loss)	1.94%	(6.09)%	(74.11)%	20.92%

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

The following table summarizes the valuation of USO’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	96,694,260	96,694,260	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,175,542,347	$1,175,542,347	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,520,567	37,520,567	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at September 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$96,694,260	$37,520,567

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(2,508,492,651)		$166,752,646

	Change in unrealized gain (loss) on open positions		$59,173,693		$127,712,218

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

The following chart shows, for the period ending September 30, 2020, the rolling 30-day average difference between USO’s net asset value and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s net asset value for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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
3.	The first through the sixth month WTI Oil Futures Contracts, plus the next nearest June WTI Oil Futures Contracts or the next nearest December WTI Oil Futures Contracts that is not included in the first through sixth months; then
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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. As of September 30, 2020, USO held 98,838 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2020 when it held a maximum of 234,415 Crude Oil

Futures CL contracts, on the NYMEX, exceeding the “any” month limit. USO did not exceed accountability levels imposed by the ICE Futures during the nine months ended September 30, 2020.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Commencing with the monthly roll that occurred in May 2020, USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO’s positions would roll over a four-day period. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com. For the nine months ended September 30, 2020, USO did not exceed any position limits imposed by the NYMEX but did exceed position limits imposed by ICE Futures during the period of April 21 to April 23, 2020. However, no action was taken by ICE Futures as a result. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2020. The price of the Benchmark Oil Futures Contract started the period at $61.06 per barrel. The high of the period was on January 6, 2020 when the price reached $63.27 per barrel. The low of the period was on April 21, 2020 when the price dropped to $11.57 per barrel. The period ended with the Benchmark Oil Futures Contract at $40.22 per barrel, a decrease of approximately (34.13)% over the period. USO’s per share NAV began the period at $102.27* and ended the period at $28.49 on September 30, 2020, a decrease of approximately (72.14)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2020 contracts and ended with the November 2020 contracts. The decrease of approximately (34.13)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

*On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on retroactive basis.

During the nine months ended September 30, 2020, the crude oil futures market was in a state of both contango and backwardation. On days when the market is in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2020, USO had issued 4,642,400,000 shares, 142,223,603 of which were outstanding. As of September 30, 2020, there were 984,600,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, USO had the following Authorized Participants: ABN Amro Clearing Corp., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months	Nine months
	ended	ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$3,320,258,958	$1,491,538,308
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,956,998	$26,245,424
Annualized yield based on average daily total net assets	0.40%	2.35%
Management fee	$11,185,461	$5,020,150
Total fees and other expenses excluding management fees	$10,238,224	$3,859,150
Fees and expenses related the registration or offering of additional shares	$2,237,939	$429,819
Total commissions accrued to brokers	$5,462,795	$1,895,834
Total commissions as annualized percentage of average total net assets	0.22%	0.17%
Commissions accrued as a result of rebalancing	$4,508,991	$1,602,426
Percentage of commissions accrued as a result of rebalancing	82.54%	84.52%
Commissions accrued as a result of creation and redemption activity	$953,804	$293,408
Percentage of commissions accrued as a result of creation and redemption activity	17.46%	15.48%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months	Three months
	ended	ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$4,326,165,807	$1,366,720,567
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,404,100	$7,729,989
Annualized yield based on average daily total net assets	0.13%	2.24%
Management fee	$4,893,531	$1,550,198
Total fees and other expenses excluding management fees	$2,853,075	$1,227,049
Fees and expenses related the registration or offering of additional shares	$759,225	$151,791
Total commissions accrued to brokers	$783,270	$616,021
Total commissions as annualized percentage of average total net assets	0.07%	0.18%
Commissions accrued as a result of rebalancing	$645,614	$489,127
Percentage of commissions accrued as a result of rebalancing	82.43%	79.40%
Commissions accrued as a result of creation and redemption activity	$137,656	$126,894
Percentage of commissions accrued as a result of creation and redemption activity	17.57%	20.60%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers, expenses related to the registration or offering of additional shares and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the Benchmark Oil Futures Contract was (0.232)%, while the average daily change in the per share NAV of USO over the same time period was (0.234)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contract for the same period was (81.461)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USO tracks its benchmark.  For example, on September 11, 2020, the difference between the percentage change of USO's NAV and the percentage change of the Benchmark Oil Futures Contact was -0.116% (or 12 basis points), while the change in the Benchmark Futures Contract was 0.005%.  The result of -0.116% divided by 0.005% is -2187%, which appears to suggest a large difference, when in fact the actual average daily difference, was only 0.12%, well within the +/- ten percent (10%) range established as USO's investment objective.

Since the commencement of the offering of USO's shares to the public on April 10, 2006 to September 30, 2020, the average daily change in the Benchmark Oil Futures Contract was (0.028)%, while the average daily change in the per share NAV of USO over the same time period was (0.047)%. The average daily difference was (0.019)% (or (1.9) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contract for the same period was (0.360%). This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USO tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in USO's NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of USO as measured by changes in its per share NAV was (72.14)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $28.49. During this time period, USO made no distributions to its shareholders. However, if USO's daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $49.27 as of September 30, 2020, for a total return over the relevant time period of (51.82)%. The difference between the actual per share NAV total return of USO of (72.14)% and the expected total return based on the Benchmark Oil Futures Contract of (51.82)% was a difference over the time period of (20.32)%, which is to say that USO's actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

In addition to the typical differences resulting from expenses, income, and execution costs, USO's actual total return underperformed the Benchmark Oil Futures Contract by a wider than usual margin during the nine months ended September 30, 2020 as a result of the unprecedented volatility in oil futures markets and the breakdown in historical correlations among the oil futures contracts that USO held during this time period. As a result of market conditions, evolving regulatory requirements, including position limits, and risk mitigation measures, USO moved substantial amounts of its assets into WTI Oil Futures Contract with expiration dates later than the expiration date of the front month WTI Oil Futures Contract. Throughout their trading history, until April of 2020, changes in the prices of WTI Oil Future Contracts with different expiration dates had been highly correlated, meaning that holding a portion of USO's assets in such contracts other than the Benchmark Oil Futures Contract typically would have resulted in very minor differences in USO's performance relative to the Benchmark Oil Futures Contract. While these correlations diverged significantly in April 2020, commencing in May, volatility declined and correlations normalized, and USO resumed more closely tracking the Benchmark Oil Futures Contract. For example, for the three months ended September 30, 2020, the actual total return of USO as measured by changes in its per share NAV was 1.68%. This is based on an initial per share NAV of $28.02 as of June 30, 2020 and an ending per share NAV as of September 30, 2020 of $28.49. During this time period, USO made no distributions to its shareholders. However, if USO's daily changes in its per share NAV had instead exactly tracked the percentage changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $28.16 as of September 30, 2020, for a total return over the relevant time period of 0.49%. The difference between the actual per share NAV total return of USO of 1.68% and the expected total return based on the Benchmark Oil Futures Contract of 0.49% was a difference over the time period of 1.19%, which resulted in USO's actual per share NAV total return to outperform its benchmark by that percentage.  This difference is due to the net impact of expenses, income, execution costs, and holdings of WTI Oil Futures Contracts expiring in later months in addition to the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2019, the actual total return of USO as measured by changes in its per share NAV was 17.68%. This was based on an initial per share NAV of $76.68* as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $90.24*. During this time period, USO made no distributions to its shareholders. However, if USO's daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $89.18* as of September 30, 2019, for a total return over the relevant time period of 16.30%. The difference between the actual per share NAV total return of USO of 17.68% and the expected total return based on the Benchmark Oil Futures Contract of 16.30% was a difference over the time period of 1.38%, which is to say that USO's actual total return outperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

Further, while the foregoing graphs are consistent with USO’s overall historical experience, they are not intended to indicate that the experience reflected in either graph will be replicated in subsequent days or months.  The wide differences in changes between USO’s NAV and the Benchmark Oil Futures Contract during the period subsequent to September 30, 2020, if they were to continue, would not show the narrow differences reflected in the graphs.  If the trend of differences during the period after September 30, 2020 were to continue for any period of 30 successive valuation days there could be a more than within plus/minus ten percent (10%) 30 day average of differences between percentage daily movements of USO’s NAV and the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share

NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USO may be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2020, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with regulatory limits, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation during the second half of 2019.  Crude oil flipped back into contango in January 2020.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels.  This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia's unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020.

Prior to 2020, periods of contango or backwardation have not materially impacted USO's investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both USO's shares and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels at times, as a result of the ongoing uncertainty in the wake of the COVID-19 crisis.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. To approximate its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract. While these changes may initially exacerbate contango by requiring USO to invest in later month contracts, continued holdings in these later month contracts may allow USO to experience lesser effects from contango than would be the case if USOs holdings were primarily in Oil Futures Contracts in the first month or second month.

While it is USO's expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that there may be deviations between the performance of USO's investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective as closely as it has in the past.  That said, in the second quarter of 2020 the average daily difference between the return of USO's NAV and the Benchmark Futures Contract was 0.015% (or 1.5 basis points).

Crude Oil Market. During the nine months ended September 30, 2020, crude oil prices traded in a range between $(37.63) to $63.27.  (USO had already rolled out of the front month May WTI crude oil futures contract during the period when it went negative.)  Crude oil declined (34.13)% from the end of 2019 through September 30, 2020 finishing the quarter at $40.22.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020. Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations. Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016. To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices. However, in early March of 2020, Russia refused Saudi Arabia's proposal to extend cuts in response to the COVID-19 demand shock. The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic. Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June.  During the third quarter of 2020, WTI crude oil inventories in the United States fell to 492 mbd while crude oil production in the United States declined below 11 mbd per day.  Prices for WTI crude oil remained fairly stable ranging between approximately $37 and $43 per barrel during the third quarter of 2020. The full impact of the world's initial response to the COVID-19 pandemic still has not been determined, and rising cases suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.419)	0.965	0.531	0.337	0.225	0.450
US Gov't Bonds (BEUSG4 Index)		1.000	(0.407)	(0.309)	(0.365)	(0.078)	(0.350)
Global Equities (FTSE World Index)			1.000	0.555	0.391	0.211	0.484
Unleaded Gasoline				1.000	0.665	0.132	0.732
Heating Oil					1.000	0.051	0.770
Natural Gas						1.000	0.042
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2020, movements of crude oil displayed strong correlation with unleaded gasoline and heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited to moderate negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.680)	0.991	0.743	0.278	0.465	0.490
US Gov't Bonds (BEUSG4 Index)		1.000	(0.732)	(0.582)	(0.595)	(0.386)	(0.501)
Global Equities (FTSE World Index)			1.000	0.787	0.377	0.442	0.544
Unleaded Gasoline				1.000	0.696	0.173	0.878
Heating Oil					1.000	0.113	0.840
Natural Gas						1.000	(0.003)
Crude Oil							1.000
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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in money market funds and Treasuries at its FCMs. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2020, USO's expenses exceeded the income USO earned. During the nine months ended September 30, 2020, USO used other assets to pay expenses. To the extent expenses exceeded income, USO's NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2020, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2020, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,987,069,756 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of September 30, 2020, USO's portfolio consisted of held 98,838 WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of September 30, 2020, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

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

During the nine month reporting period ended September 30, 2020, USO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of USO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business. Except as described herein, there are no pending legal proceedings against USO and USCF.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions during that period.

On August 19, 2020, USCF, USO and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a purported stockholder class action initiated by Robert Lucas, individually and on behalf of others similarly situated (the “Lucas Class Action”)..

The Lucas Class Action complaint alleged that, beginning in March 2020, in connection with USO’s registration and issuance of additional USO shares, USCF, USO, and the other defendants in the Lucas Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleged that USCF, USO, and the other defendants in the Lucas Class Action possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas Class Action with (i) a purported stockholder class action initiated on June 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, in which the same defendants named in the Lucas Class Action were also named as defendants (the “Ephrati Class Action”), and (ii) a purported stockholder class action initiated on August 13, 2020 by Danny Palacios, individually and on behalf of others similarly situated, in which the same defendants as in the Lucas Class Action and the Ephrati Class Action (the “Palacios Class Action” and, together with the Lucas Class Action and the Ephrati Class Action, the “Class Actions”) were named as defendants. The claims made in the Ephrati Class Action and the Palacios Class Action were substantively identical to the Lucas Class Action, except that the putative class period in each of the Ephrati Class Action and Lucas Class Action begins on March 19, 2020, whereas the putative class period in the Palacios Class Action begins on February 25, 2020. Each of the complainants in the Ephrati Class Action and the Palacios Class Action sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On September 16, 2020, the U.S. District Court for the Southern District of New York granted the aforementioned motions. It consolidated the Class Actions into In re: United States Oil Fund, LP Securities Litigation, pending in the U.S. District Court for the Southern District of New York as Civil Action No. 20 civ. 4740 (PGG), and appointed Nutit, A.S. as lead plaintiff. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York,  in the future also will be consolidated into  In re: United States Oil Fund, LP Securities Litigation.

USCF, USO and the other defendants in the Class Actions intend to vigorously contest the claims made therein and move for their dismissal.

Wang Class Action

On July 10, 2020, USO was named as a defendant in a putative stockholder class action initiated by Momo Wang, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC (the “Wang Class Action”). The Wang Class Action is pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596.

The Wang Class Action alleged that, beginning in March 2020, in connection with USO’s registration and issuance of additional USO shares, defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants in the Wang Class Action possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

Mehan Complaint

USO was named as a defendant in a complaint dated August 10, 2020 (docketed August 19, 2020), filed by purported shareholder Darshan Mehan, asserted derivatively on behalf of USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, and USO as a nominal defendant (the “Mehan Complaint”). The complaint is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The complaint alleges that the defendants breached their fiduciary duties to USO and that USCF failed to act in good faith in connection with a March 19, 2020 offering and certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleges that the defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks compensatory damages at an amount be determined at trial, restitution, equitable relief, attorney’s fees and costs.

USCF, USO and the other defendants intend to vigorously contest such claims and move for their dismissal.

Cantrell and AML Pharm. Inc., Complaints

On August 27, 2020, USCF was named as a defendant in two actions filed by purported shareholders Michael Cantrell (the “Cantrell Complaint”) and AML Pharm. Inc. DBA Golden International (the “AML Complaint”). Both the Cantrell Complaint and the AML Complaint are asserted derivatively on behalf of USO, against defendants USCF, John P. Love and Stuart P. Crumbaugh, as well as USO directors Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson, as well as USO as a nominal defendant. The Cantrell Complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974. The AML Complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981.

The Cantrell Complaint and AML Complaint are nearly identical. They allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, SEC Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and performance, and defendants’

actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complainants seek, on behalf of USO, compensatory damages at an amount to be determined at trial, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell Complaint and AML Complaint have marked their actions as related to the Lucas Class Action.

USCF, USO and the other defendants in the Cantrell Complaint and AML Complaint intend to vigorously contest such claims and move for their dismissal.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes involves the following risks:

●	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price of light, sweet crude oil.

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

(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 396 baskets (comprising 39,600,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/20 to 7/31/20	23,000,000	$29.08
8/1/20 to 8/31/20	10,600,000	$30.37
9/1/20 to 9/30/20	6,000,000	$28.61
Total	39,600,000

*Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

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

Date: November 6, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2020