Form 10-K
period 2020-12-31
United States Oil Fund, LP
filed 2021-02-26
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐   Yes   ☒   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was $4,678,264,300.

The registrant had 88,423,603 outstanding shares as of February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Oil Fund, LP

Part I

Item 1. Business.

What is USO?

The United States Oil Fund, LP (“USO”) is a Delaware limited partnership organized on May 12, 2005. USO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USO's shares began trading on April 10, 2006. It operates pursuant to the terms of the Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of a specified short-term futures contract on light, sweet crude oil called the “Benchmark Oil Futures Contract,” plus interest earned on USO’s collateral holdings, less USO’s expenses. Specifically, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K, USO is currently unable to pursue its investment objective as favorably as it has in the past due to its inability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the extent it was able to before the market conditions, regulatory limitations imposed on USO, and risk mitigation measures taken by USO’s FCMs. As a result of the foregoing, there is still uncertainty as to whether USO will be able to achieve the same level of success as before in meeting its investment objective.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective investing in Oil Futures Contracts and Other Oil-Related Investments. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. Also, while USO’s shares may be impacted by contango and backwardation the potential costs associated with the alternative of physically owning and storing crude oil entails significant costs which could be substantial.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of USO.

USCF also serves as the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the American Stock Exchange (the "AMEX") under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

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

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act”). For more information about each of the Related Public Funds, investors in USO may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of USO to the futures commission merchants (“FCMs”), oversee the purchase and sale of USO's shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USO and manage USO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for USO (the “Marketing Agent”), and The Bank of New York Mellon ("BNY Mellon"), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, USO since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for USO prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in USO's operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USO’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

How Does USO Operate?

An investment in USO shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner.

In providing such exposure, USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Oil Futures Contract regardless of whether the price goes up or goes down. USO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USO’s shares for the purpose of investing indirectly in crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in crude oil and/or the risks involved in hedging may exist. In addition, an investment in USO involves the risk that the daily changes in the price of USO’s shares, in percentage terms, will not accurately track the daily changes in the Benchmark Oil Futures Contract, in percentage terms, and that daily changes in the Benchmark Oil Futures Contract, in percentage terms, will not closely correlate with daily changes in the spot prices of light, sweet crude oil, in percentage terms.

To meet its investment objective, USO primarily invests in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USO invests substantially the entire amount of its assets in Oil Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USO are available on USO’s website at www.uscfinvestments.com.

Historically, USO has achieved its investment objective by primarily investing in the Benchmark Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Futures Contract. Certain circumstances, including the market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments.

While USO always has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil- Related Investments until recently USO’s need to exercise this ability to make such investments has been limited. Current circumstances, including market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, require USO to exercise greater discretion in investing than in the past. The parameters for the decision- making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio are set forth and discussed in greater detail below under “Investment Parameters”. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change.

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations being imposed on USO by its regulators and its FCMs, USO may be limited in investing in other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. These limitations would apply even if USO were to receive and accept request for Redemption Baskets lowering its current holdings in Oil Futures Contracts below the limits now being imposed on it. The foregoing could limit the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in certain Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts to continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result, there will be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract at the same favorable levels as before the foregoing limitations or within the range of its investment objective. The inability to closely track the Benchmark Oil Futures Contract and, as described below, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares. Monthly Roll. Each month, within two weeks of expiration, USO changes the Benchmark Oil Futures Contract, which at the beginning of the month is the futures contract on light, sweet crude oil as traded on the NYMEX that is the near or front month (referred to herein as the first month) into the NYMEX futures contract that is the next month contract to expire (referred to herein as the second month). Historically, this was done over a four-day period at the end of which the Benchmark Oil Futures Contract was the next month contracts to expire at that time and that contract remained the Benchmark Oil Futures Contract until the beginning of the following months change in the Benchmark Oil Futures Contract over a four-day period. On each day during the four-day period, USCF “rolled” USO’s positions in Oil Interests by closing, or selling, a percentage of USO’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflected the change in the Benchmark Oil Futures Contract. In the past, during the four-day period, USO has rolled its positions in Oil Futures Contracts in the first month prior to the end of the month to avoid such contracts’ expiration and having to take delivery of the underlying commodity.

As discussed below, in May of 2020, USO extended the monthly roll/rebalancing period from a four-day period to a ten-day period. USO continues this monthly roll process with respect to its portfolio holdings, notwithstanding that its investments may not be concentrated in the first month futures contract, as is the case as of the date of this annual report on Form 10-K. Currently, USO rolls and rebalances its portfolio to: (1) sell the earliest month of the futures contracts that it holds, (2) rebalance its portfolio in a manner that allows it to meet market conditions, regulatory requirements and other factors described herein, and (3) structure its investments within the foregoing limits in a way that allows USO to best pursue its stated investment objective.

USO extended the monthly roll/rebalancing period from a four-day period to a ten-day period due to the size and diversification of its portfolio holdings and to address regulatory concerns. During the ten-day roll period, or a rebalance period, USO will close certain existing positions, e.g., when it changes the Benchmark Oil Futures Contract and sells contracts that will expire at the end of the month, or when it sells Oil Futures Contracts to address the market conditions, regulatory requirements and other factors discussed herein, and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments in a manner that is consistent with its stated investment intentions concerning the type and percentages of the investments in its portfolio, including the waterfall permitted investments as described above.

The change from a four-day roll to a ten-day roll, whether or not USO holds any Benchmark Oil Futures Contacts at the time of the roll, does not change USO’s benchmark or its investment objective other than as described herein. The Benchmark Oil Futures Contract remains the futures contract on light, sweet crude oil as traded on the NYMEX for the first month before the roll period, and during the roll period will proportionately change each day the Benchmark Oil Futures Contract to the futures contract on light, sweet crude oil as traded on the NYMEX for the second month, until the roll is completed.

Typically, on each day during the ten-day roll period, USO intends to rebalance approximately 1/10th of the announced percentage of the notional value of its nearest month instrument and other specified instruments (which could be 100% of such notional value of such interests) and reinvest the proceeds in the remaining current portfolio holdings as well as further-dated contracts and any new specified portfolio holdings in the waterfall of permitted investments described above. In addition, USO may need to adjust the roll/rebalance in light of market conditions, regulatory requirements or other factors that impact the ability of USO to make its investments and achievement its investment objectives.

USO will roll its positions during the first 10 trading days of each subsequent month. The anticipated dates that the monthly roll period will commence are published on USO’s website at www.uscfinvestments.com, and are subject to change without notice.

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

In addition to disclosing USO’s end of day portfolio of investments, USO discloses any changes to its investment intentions with respect to the type and percentage of investments in USO’s portfolio. The parameters for making decisions regarding the permitted investments USO holds, including the intended order of priority or waterfall it considers in selecting investments and the type of investments to be held in its portfolio is set forth in the section “What is USO’s Investment Strategy?”. Such parameters and order of priority are discretionary to USO and, as described below, can be changed by USO due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors. Further, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

The investment intention announced by USO on its website as described above could change as a result of any or all of the following:

●	evolving market conditions;

●	a change in regulatory accountability levels and position limits imposed on USO with respect to its investment Oil Futures Contracts; or
●	risk mitigation measures taken by the market participants generally, including USO, with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares.

USO’s ability to invest in the Benchmark Oil Futures Contract has been and continues to be limited by any of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

Creation and Redemption Baskets.

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

What is USO’s Investment Strategy?

In managing USO’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Oil Interests, such as the Benchmark Oil Futures Contract and other Oil Futures Contracts, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

USO intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of USO’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of USO. Additionally, daily changes in the price of the Benchmark Oil Futures Contracts have closely tracked the daily changes in the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of USO’s shares as traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis, the changes in the spot price of light, sweet crude oil on a percentage basis. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

USO seeks to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF endeavors to place USO’s trades in Oil Interests and otherwise manage USO’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

●	A is the average daily percentage change in USO’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USO calculates its per share NAV; and
●	B is the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in USO’s share price on the NYSE Arca to closely track the daily changes in USO’s per share NAV. USCF further believes that the daily changes in USO’s NAV in percentage terms will closely track the daily changes in percentage terms in the Benchmark Oil Futures Contract, less USO’s expenses. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USO’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and risk mitigation measures taken by its FCMs and other market conditions, it may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Oil Futures Contracts other than the Benchmark Oil Futures Contract or oil futures contracts issued by NYMEX and ICE Futures with the same months and Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USO’s ability to invest in OTC transactions and cleared swaps.

As noted above, various factors including, but not limited to, evolving market conditions, changes to regulatory requirements imposed on USO with respect to its investment in the Benchmark Oil Futures Contract or other Oil Futures Contracts, and risk mitigation measures taken by market participants generally, including USO, have severely limited USO’s ability to invest in the Benchmark Oil Futures Contract and certain of the other investments in which USO traditionally would have invested in a substantial portion of its portfolio. Moreover, because such factors have continued to evolve, USO has had to invest in other permitted investments instead of investing primarily in the Benchmark Oil Futures Contract and the cash-settled, but substantially similar, oil futures contract traded on ICE Futures (i.e., the ICE WTI Contract), but also has had to more frequently change the holdings in its portfolio than it has in the past. The foregoing factors have changed USO’s portfolio holdings and have resulted in significant deviations from USO’s intended investment objective which is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses.

Investment Parameters

Below, USO has outlined the parameters for making decisions regarding the permitted investments it will hold, including the intended order of priority in selecting investments to be held in its portfolio. These parameters and order of priority are discretionary to USO and, as described below, can be changed by USO due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, will be published on USO’s website www.uscfinvestments.com. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell the following permitted investments taking into account the order, or waterfall, set forth below when USO increases or decreases either its portfolio overall or its holdings of particular investments:

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

If USO uses over-the counter (“OTC”) swaps or other instruments, those OTC swaps or instruments would also provide exposure to one or more of the same above-described permitted investments in varying months or contracts. USO also anticipates that to the extent it invests in Oil Futures Contracts other than WTI Oil Futures Contacts) and Other Oil- Related Investments, it may enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

USO will progress through the stages of the above described waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions, or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month.

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

USO anticipates that to the extent it invests in Oil Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non- exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor's positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. As of December 31, 2020, USO held 74,708 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2020, including when it held a maximum of 234,415 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. Additionally, USO exceeded accountability levels imposed by the ICE Futures for the year ended December 31, 2020, including when it held a maximum of 58,488 Crude Oil Futures CL contracts, on the ICE, exceeding the "any" month limit.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Commencing with the monthly roll that occurred in May 2020, USO's positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO's positions would roll over a four-day period. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com.

For the year ended December 31, 2020, USO did not exceed any position limits imposed by the NYMEX but did exceed position limits imposed by ICE Futures during the period of April 21 to April 23, 2020. However, no action was taken by ICE Futures as a result. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO's FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”). The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent  or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

In connection with investing in Oil Futures Contracts and Other Oil-Related Investments, USO holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USO’s positions in Oil Futures Contracts and Other Oil-Related Investments. For example, the purchase of an Oil Futures Contract with a stated value of $10 million would not require USO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Oil Futures Contract, would be required. To secure its Oil Futures Contract obligations, USO would deposit the required margin with the FCMs and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically 5% to 30% of USO’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCMs for the Oil Futures Contracts it owns, USO may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. USO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USO reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USO reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of USO?

Liquidity

USO invests only in Oil Futures Contracts and Other Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in Other Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of USO.

Spot Commodities

While the Oil Futures Contracts and Other Oil-Related Investments traded can be physically settled, USO does not intend to take or make physical delivery. USO may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

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

Although permitted to do so under its Limited Partnership Agreement, USO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USO's announced investment intentions noted above, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

Borrowings

Borrowings are not used by USO, unless USO is required to borrow money in the event of physical delivery, if USO trades in cash commodities, or for short-term needs created by unexpected redemptions.

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

USO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by USO, the OTC component is the purchase or sale of one or more baskets of USO’s shares. These EFRP transactions may expose USO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

USO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Oil Futures Contract. USO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, USO has limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

Pyramiding

USO has not employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Marketing Agent

USO also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Payments to Certain Third Parties

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including USO and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems.

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of USO’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. The amounts described above, which may be significant, are paid by USCF and/or the Marketing Agent from their own resources and not from the assets of USO or the Related Public Funds.

Futures Commission Merchants

RBC Capital Markets LLC

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

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for USO. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims.  The Canadian class actions, and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel, remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the CEA, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

RCG Division of Marex Spectron

On May 28, 2020, USO entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron ("RCG") to serve as a FCM for USO. This agreement requires RCG to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments which may be purchased or sold by or through RCG for USO's account. Under this agreement, USO pays RCG commissions for executing and clearing trades on behalf of USO.

RCG's primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. RCG has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

RCG is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as USO's FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, USO entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for USO. This agreement requires MCM to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments that may be purchased or sold by or through MCM for USO's account. Under this agreement, USO pays MCM commissions for executing and clearing trades on behalf of USO.

MCM’s primary address is 140 East 45th Street, 10th Floor, New York, NY 10017. MCM is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MCM is a member of various U.S. futures and securities exchanges.

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MCM has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MCM will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. MCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MCM will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

MCM is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with MCM or its trading principals arising from its acting as USO’s FCM.

Macquarie Futures USA LLC

On December 3, 2020, USO engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional futures commission merchant for USO. The Customer Agreement between USO and MFUSA requires MFUSA to provide services to USO in connection with the purchase and sale of futures contracts in Oil Futures Contracts and other Oil-Related Investments that may be purchased or sold by or through MFUSA for USO’s account. Under this agreement, USO pays MFUSA commissions for executing and clearing trades on behalf of USO.

MFUSA’s primary address is 125 West 55th Street, New York, NY 10019. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

MFUSA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MFUSA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MFUSA with respect to issues raised in various investigations. MFUSA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MFUSA has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MFUSA will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. MFUSA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MFUSA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

MFUSA is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with MFUSA or its trading principals arising from its acting as USO’s FCM.

Introducing Broker

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

Commodity Trading Advisor

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.
●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USO’s investments.
●	An investment in USO may provide little or no diversification benefits. Thus, in a declining market, USO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USO while incurring losses with respect to other asset classes.
●	Historical performance of USO and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	Natural forces in the oil futures market known as “backwardation” and “contango” may increase USO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Oil Futures Contract.
●	Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which could cause the price of USO’s shares to substantially vary from the price of the Benchmark Oil Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and USO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service ("IRS") does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.
●	USO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.
●	If USO is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on USO is uncertain.
●	USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO or held by special purpose or structured vehicles.

●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USO’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USO’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USO’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon, Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to USO and the Related Public Funds' based on average AUM. The annual fees for USO and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	$425,000 per annum plus an incentive fee as follows: 0.06% on USO’s assets from $0-500 million; 0.04% on USO’s assets from $500 million-$4 billion; and 0.03% on USO’s assets in excess of $4 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.
(3)	BBH&Co. provided certain fund accounting and fund administration services to USO through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of USO since April 1, 2020.

Compensation to USCF

USO is contractually obligated to pay USCF a management fee based on 0.45% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by USO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell, charges may vary
RCG Division of Marex Spectron, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant

(5)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(6) - 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2020 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$117,851,678
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$41,684,864
Other Amounts Paid or Accrued(7):	$38,378,450
Total Expenses Paid or Accrued:	$197,914,992

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid or Accrued(8):	0.15% annualized
Total Expenses Paid or Accrued:	0.76% annualized

(8)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $2,178,975 for the fiscal year ended December 31, 2020. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2020 was $391,372.

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

The Administrator calculates the per share NAV of USO once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. Eastern time. Trading during the core trading session on the NYSE Arca (normally 9:30 a.m. to 4:00 p.m. Eastern time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. Eastern time) for the Oil Futures Contracts traded on the NYMEX, but calculates or determines the value of all other USO investments (including Oil Futures Contracts not traded on the NYMEX, Other Oil-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. Eastern time, in accordance with the current Administrative Agency Agreement among the Administrator, USO and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by USO in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to USO for use by investors and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of USO as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade prices for the Oil Futures Contracts and Other Oil-Related Investments held by USO. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USO’s investments. The indicative fund value is disseminated on a per share basis every 15 seconds during the regular NYSE Arca core trading session hours of 9:30 a.m. Eastern time to 4:00 p.m. Eastern time. The normal trading hours of the NYMEX are 6:00 p.m. Eastern time to 5:00 p.m. Eastern time the next day and its closing settlement price is set as of 2:30 p.m. Eastern time. ICE Futures normal trading hours for its Oil Futures Contracts are 8:00 p.m. Eastern Time until 6:00 p.m. Eastern time the next day. ICE Futures also sets its settlement price as of 2:30 p.m. Eastern time each trading day. The indicative fund value: (1) from 9:30 a.m. Eastern time to 2:30 p.m. Eastern time includes the real-time prices of the USO’s holdings of Oil Futures Contracts traded on the NYMEX and ICE Futures; and (2) thereafter, from that time to the close of the NYSE Arca core trading session, is based on the 2:30 p.m. settlement prices of Oil Futures Contracts traded on the NYMEX and ICE Futures, which are the same prices used for valuing such contracts in determining USO’s official end of day NAV. Therefore, a static indicative fund value is disseminated between the time the settlement price is published (at approximately 2:30 p.m. Eastern time) for NYMEX and ICE Futures and the close of the NYSE Arca core trading session.

In addition, the indicative fund value calculation includes other Oil Futures Contracts (i.e., other than Oil Futures Contracts traded on NYMEX or ICE Futures) and Other Oil-Related Investments held by USO by using the prices of the Oil Futures Contracts traded on NYMEX or ICE Futures referenced in, or used as the basis for, the prices of these other Oil Futures Contracts and Other Oil-Related Investments. Such other Oil Futures Contracts and Other Oil-Related Investments, like Oil Futures Contracts traded on the NYMEX and ICE Futures referenced above, also are valued using the real-time prices of Oil Futures Contracts traded on the NYMEX and ICE Futures up until approximately 2:30 p.m. Eastern Time, and, thereafter, to the close of the NYSE Arca Core Trading Session, based on the 2:30 p.m. settlement prices of Oil Futures Contracts traded on the NYMEX and ICE Futures. Therefore, the prices in the indicative fund value relating to such other Oil Futures Contracts and Other Oil-Related Investments are static between the time the settlement price is published for NYMEX and ICE Futures and the close of the NYSE Arca Core Trading Session. While the end of day value of Treasuries, cash and cash equivalents are included in USO’s prior end of day NAV, to which changes in the value of Oil Futures Contracts and Other Oil-Related Investments are applied in calculating the indicative fund value, intraday changes in the value of Treasuries, cash and cash equivalents are not applied in calculating the indicative fund value ICE Data Indices, LLC disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is available through online information services such as Bloomberg and Reuters. Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USO shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USO and the indicative fund value.

USO reserves the right to adjust the share price of USO in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per share, but would have no effect on the net assets of USO or the proportionate voting rights of shareholders or limited partners.

Creation and Redemption of Shares

USO creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USO or the distribution by USO of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to effect any sale or resale of shares. As of December 31, 2020, 14 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2020, USO issued 2,071 Creation Baskets and redeemed (1,089) Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell crude oil or Crude Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Crude Oil Interests or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with USO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet USO’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to USO’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USO shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USO’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., one basket) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate USO for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to USO of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of USO at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments.

The prices of shares offered by Authorized Participants are expected to fall between USO’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either USO or USCF, and no such person has any obligation or responsibility to USCF or USO to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market, availability of Creation Baskets, the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. As an example, on April 21, 2020, the price per of USO shares sold in the secondary market was 36% higher than the end of day per share NAV of USO. This discrepancy was attributable to increased demand for USO shares due to market forces and USO's having temporarily halted the offer for purchase of Creation Baskets.

In addition, while USO's shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil-Related Investments traded on the NYMEX may be reduced after the determination of the settlement price by the NYMEX at 2:30 p.m. New York time. USO's NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. Eastern Time and the closing share price of USO on the NYSE Arca takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. As a result, during this time, particularly if USO has invested in Oil Futures Contracts and Other Oil-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes USO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USO’s assets in Oil-Interest and investments in Treasuries, cash and/or cash equivalents. When USO purchases a Futures Contract and certain exchange-traded Other Oil-Related Investments, USO is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on USO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

●	held on deposit with the FCMs or other custodian;
●	used for other investments, and
●	held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of USO’s assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Oil Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USO’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USO will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USO’s benefit. USCF invests the balance of USO’s assets not invested in Oil Interests or held in margin as reserves to be available for changes in margin. All interest income is used for USO’s benefit.

The assets of USO posted as margin for Oil Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If USO enters into a swap agreement, USO must post both collateral and independent amounts to its swap counterparties. The amount of collateral USO posts changes according to the amounts owed by USO to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by USO at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third-party custodian.

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

The offer and sale of shares of USO, as well as shares of each Related Public Fund, is registered under the 1933 Act. USO and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms' participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023. The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10  percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5)% of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

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

As a result of market conditions and regulatory limitations  arising during the COVID-19 pandemic and the state of the crude oil markets, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were imposed on USO in 2020, USO has invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective, including that USO has not been able to meet its investment objective as favorably as it has in the past. USO’s limited ability to invest in the Benchmark Oil Futures Contract and its need to investment in other Oil Futures Contracts is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate.

An investment in USO involves investment risk similar to a direct investment in Oil Futures Contracts and Other Oil-Related Investments but it is not a proxy for investing in the oil markets. Investing in USO also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. In addition to investment risk and correlation risk, an investment in USO involves tax risks, OTC risks, and other risks.

Investment Risk

The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19) that impair  the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO. In 2020, in the context of the COVID-19 pandemic and disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets.

As a result of this significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time. If USO had been fully invested in that contract during this time, USO’s per share NAV would have fallen below zero.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USO’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USO’s service providers, adversely affect the value and liquidity of USO’s investments, and negatively impact USO’s performance and your investment in USO. The extent to which COVID-19 will affect USO and USO’s service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USO’s investments could be impacted adversely.

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

Variables such as drought, floods, weather,  pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USO’s investments to greater volatility than investments in traditional securities.

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

Historical performance of USO and the Benchmark Futures Contracts is not indicative of future performance.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes involves the following risks:

●	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Oil Futures Contracts.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contracts may not closely correlate with daily percentage changes in the price light, sweet crude oil.

As of the date of this annual report on Form 10-K, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These events have severely limited and continue to severely limit USO's ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and the ICE WTI Contract. In light of this, USO has invested in Oil Futures Contracts other than the Benchmark Oil Future Contract. Also, if determined to be appropriate in light of market conditions, regulatory requirements, and risk mitigation measures imposed by FCMs, USO may need to invest in Other Oil Related Interests and hold significant portions of its portfolio in cash beyond what is has held in the past. In addition to disclosing USO's end of day portfolio of investments, USO's investment intentions with respect to the type and percentage of investments in USO's portfolio will be disclosed on its website, www.uscfinvestments.com.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of USO's shares in the market and other factors could cause USO’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the light, sweet crude oil and the Benchmark Oil Futures Contracts at any point in time. For example, a shortage of USO shares in the market and other factors could cause  USO's shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO  by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

The NAV of USO’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which light, sweet crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which light, sweet crude oil trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light, sweet crude oil market may be reduced after the determination of the settlement price by the NYMEX at 2:30 p.m. Eastern Time. USO's NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. Eastern Time and the closing share price of USO on the NYSE Arca takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. As a result, during periods when the NYSE Arca is open and the futures exchanges on which light, sweet crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contracts.

It is possible that the daily percentage changes in USO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Oil Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As USO approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, USO may invest in Oil Futures Contracts other than the Benchmark Futures Contract and Other Oil-Related Investments.

In 2020, in the context of the COVID-19 pandemic and disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result of these market conditions and the regulatory response, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. The foregoing impacted the performance of USO and made it difficult for USO to meet its investment objective, which is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO's expenses.

In addition, USO is not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contract because the total return generated by USO is reduced by expenses and transaction costs, including those incurred in connection with USO’s trading activities, and increased by interest income from USO’s holdings of Treasuries (defined below). Tracking the Benchmark Oil Futures Contract requires trading of USO’s portfolio with a view to tracking the Benchmark Oil Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

The design of USO's Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a ten day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as "backwardation" in the futures market, then absent the impact of the overall movement in light, sweet crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as "contango" in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including "super contango" (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract. Continued holdings in these later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO's holdings were primarily in oil futures contracts in the first month or second month.

When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of USO's per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on USO's per share NAV and total return and investors could lose part or all of their investment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO's investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Oil Futures Contracts.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce or maintain the level of its futures contracts traded on such exchanges to below the 10,000 single month and/or 20,000 all month accountability level.

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

As of the date of this annual report on Form 10-K, circumstances had occurred that caused the NYMEX to impose new accountability levels and position limits. As discussed above, the COVID-19 pandemic, disputes among oil-producing countries regarding potential limits on the production of crude oil, a corresponding collapse in demand for crude oil, a lack of on-land storage for crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result, several factors including these market conditions, resulted in the purchase from USO of large numbers of its shares during a relatively short period of time which in turn caused USO to invest the proceeds from such sales in the Benchmark Oil Futures Contract and certain of the other Oil Futures Contracts of the same month such as the cash-settled, but substantially similar, oil futures contract traded on ICE Futures (the “ICE WTI Contract”).

In the midst of the foregoing factors, continued market volatility and the increasing and relatively large size of USO’s positions in the foregoing contracts, the NYMEX imposed accountability levels and position limits on USO in two stages. More specifically, USCF received letters from the CME on behalf of the NYMEX on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds advised by USCF not to exceed accountability levels in the light sweet crude oil futures contract for June 2020 in excess of 10,000 futures contracts. In addition, the April 16 CME Letter provided that USCF, USO and the Related Public Funds could not assume a position in light sweet crude oil futures contract for June 2020 in excess of the established position limit of 150,000 long futures contracts. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. USCF, USO and the Related Public Funds did not exceed those position limits and maintained positions that were below the position limits as required by the April 23 CME Letter. The current accountability levels and position limits for USO are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of non-enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which could cause the price of USO’s shares to substantially vary from the price of the Benchmark Oil Futures Contract.

USO’s FCMs have imposed and may impose limits on the positions that USO may hold in the Benchmark Futures Contracts as well as certain other months that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. In particular, RBC expressly informed USO that it may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020.  At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. At that time, RBC advised USO that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.

USO entered into an agreement with each of RCG, MCM and MFUSA on May 28, 2020, June 5, 2020 and December 3, 2020, respectively, to become an additional FCMs for USO. Neither RCG, MCM nor MFUSA has precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCMs that, coupled with the risk measures already taken by RBC, would continue to limit USO's ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Futures Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO is in ongoing discussions with other FCMs and it cannot predict when it will enter into such agreements.

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

In addition, when offering Creation Baskets for purchase, limitations imposed by the exchanges and any FCMs could limit USO’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Oil Futures Contracts and other Oil Futures Contracts. If this were the case, when selling Creation Baskets, USO may invest in other permitted investments, including Other Oil-Related Interests, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

USO is not leveraged.

USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO's announced investment intentions, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO's investments, may occur on short notice if they occur other than during a roll or rebalance period.

USO may temporarily limit the offering of Creation Baskets.

USO may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. USO will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by USO and USO would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

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

USO is not actively managed and its investment objective is to track the Benchmark Oil Futures Contracts so that the average daily percentage change in USO's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

USO is not actively managed by conventional methods. Accordingly, if USO’s investments in Oil Interests are declining in value, in the ordinary course, USO will not close out such positions (i) except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Oil Futures Contracts and other permitted investments, (ii) in connection with the monthly change in the Benchmark Oil Futures Contract, or (iii) when USO otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid USO becoming leveraged, and it reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of USO’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

Although USO has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, USO announced its intention to invest in Oil Futures Contracts other than the Benchmark Oil Future Contract and that it could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in Other Oil-Related Interests. As of the date of this Form 10-K, it is likely that the factors limiting USO's investments in the Benchmark Oil Futures Contract will continue, including as a result of the COVID-19 pandemic and the state of the crude oil markets, and that USO's need to invest in other Oil Futures Contracts and, potentially other permitted investments, will continue.

USO's ability to invest in the Benchmark Oil Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

USO has disclosed the parameters for making decisions regarding the permitted investments USO will hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website www.uscfinvestments.com. Commencing with the monthly roll occurring in May 2020, USO's positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO's positions would roll over a four-day period. In addition, while determining the appropriate investments for USO's portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

USO may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

USO’s shares are listed for trading on the NYSE Arca under the market symbol "USO." NYSE Arca may suspend USO’s shares from trading on the exchange with or without prior notice to USO, upon failure of USO to comply with the NYSE’s listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of USO’s shares will continue to be met or will remain unchanged. If USO were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

The NYSE Arca may halt trading in USO’s shares, which would adversely impact an investor’s ability to sell shares.

Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. For example, the NYSE ARCA recently halted trading in USO shares when USO first announced that it would also be investing in Oil Futures Contracts other than the Benchmark Futures Contract. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline.

The liquidity of USO's shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with, USO through Creation Baskets or Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

USCF endeavors to have the value of USO's Treasuries, cash and cash equivalents, whether held by USO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, USO has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, USO's announced investment intentions, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.  If market conditions require it, these risk reduction procedures may occur on short notice.

Limited partners and shareholders do not participate in the management of USO and do not control USCF, so they do not have any influence over basic matters that affect USO.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in USO's operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage USO's affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of USO's outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of USO's outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to the Related Public Funds, including USO. USCF may have a conflict to the extent that its trading decisions for USO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, USO purchased oil futures contracts, this decision could impact USO's ability to purchase additional oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contract.

USO may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USO trades using the clearing broker to be used by USO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USO.

USO could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USO or third parties or otherwise that would lead USO to determine that it could no longer foreseeably meet its investment objective or that USO's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of USO could cause USO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USO. USO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

USO does not expect to make cash distributions.

USO has not previously made any cash distributions and intends to reinvest any realized gains in additional Oil Interests rather than distributing cash to limited partners, or other shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USO generally does not expect to distribute cash to limited partners. An investor should not invest in USO if the investor will need cash distributions from USO to pay taxes on its share of income and gains of USO, if any, or for any other reason. Nonetheless, although USO does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

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

An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by USO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the volatility that occurred during the COVID-19 pandemic and disputes among oil-producing countries regarding limits on the production of crude oil. Among other things, such conditions could result in circumstances where, because of high demand for its shares, USO may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets. This was the case in the Spring of 2020 as a result of the COVID-19 pandemic and disputes among oil-producing countries.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. For example, USO suspended purchases of Creation Baskets in April 2020 as a result of the exhaustion of available SEC registered shares that could be issued by USO due to unexpected demand during the aforementioned market volatility arising from the COVID-19 pandemic and disputes among oil-producing countries. At the time of this suspension, the market price of USO shares on April 21, 2020 was 36% higher than USO's reported end-of-day per share NAV. A significant portion of this difference can be attributed to the fact that USO's NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. New York Time, which is ninety (90) minutes earlier than the determination of the closing share price at 4:00 p.m. New York Time. The closing share price takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. However, USO's suspension of purchases of Creation Baskets, record volatility that occurred in crude futures markets on April 20, 2020 and April 21, 2020, and record volume in USO share transactions on the NYSE on the same days also contributed to the premium on April, 21, 2020. In addition, investors should be aware that such premiums can be transitory. The high premium that occurred recently was short-lived and fell almost immediately, notwithstanding the suspension of sales of Creation Basket. On April 22, 2020, the market price of USO shares fell to a level of 8.66% above the per share NAV, and, from April 23, 2020, continued its decline to 1.45% on May 1, 2020. For the period beginning May 1, 2020 and ending May 29, 2020 the premium averaged 2.25%. Any potential premium or impact to the market in shares of USO that could occur from the Authorized Participants' inability to purchase new Creation Baskets would likely not extend beyond the time when additional shares of USO would be registered and available for distribution.

USO may limit the offering of its Creation Baskets if it determines that it cannot reasonably reinvest the proceeds in a manner that meets its investment objective and satisfy regulatory requirements and risk mitigation measures.

USO may determine that USO will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by USO's current and other FCMs that limit USO and other market participants from investing in particular crude oil futures contracts, USO's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

The failure or bankruptcy of a clearing broker or USO's Custodian could result in a substantial loss of USO’s assets and could impair USO in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, USO or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, USO could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or USO may not recover any assets at all. USO may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, USO would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCMs or an exchange’s clearing house if the customer property held by the FCMs or the exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCMs can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by USO (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, USO could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that USO could sustain losses upon the failure or bankruptcy of its FCM, the majority of USO’s assets are held in Treasuries, cash and/or cash equivalents with USO's Custodian and would not be impacted by the bankruptcy of an FCM.

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

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on USO.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact USO.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect USO and its investments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, USO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of USO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F. Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court

for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

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

As of December 31, 2020, USO had approximately 400,759 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 344 baskets (comprising 34,400,000 shares) and 1,089 baskets (comprising 108,888,897 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/20 to 10/31/20	12,500,000	$28.69
11/1/20 to 11/30/20	13,600,000	29.53
12/1/20 to 12/31/20	8,300,000	32.18
Total	34,400,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended		Year ended
	December 31, 2020	December 31, 2019*	December 31, 2018*	December 31, 2017*		December 31, 2016*
Total assets	$3,688,480	$1,213,916	$1,485,351	$2,148,805		$3,283,178
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(1,893,758)	$449,670	$(313,109)	$72,487		$674,231
Net income (loss)	$(1,905,182)	$473,456	$(291,275)	$78,972		$666,553
Weighted average limited partnership shares	114,667,411	15,155,959	17,125,822	31,652,808		40,333,197
Net income (loss) per share	$(69.20)	$25.59	$(19.95)	$2.98		$5.45
Net income (loss) per weighted average share	$(16.61)	$31.24	$(17.01)	$2.49	†	$16.53
Cash and cash equivalents at end of year	$2,585,467	$1,026,973	$1,223,160	$1,846,631		$2,920,518

*   Adjusted to give effect to the reverse share split of 1-for-8 effected on April 28, 2020.

†   Amount is greater than $0.005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Oil Fund, LP (“USO’) included elsewhere in this annual report on Form 10-K.

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

USO has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and USO assumes no obligation to update any such forward-looking statements. Although USO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USO may make directly to them or through reports that USO files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USO, United States Commodity Funds, LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Oil Futures Contracts and Other Oil-Related Investments.

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

The following chart shows, for the period ending December 31, 2020, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

USO Rolling 30-Day Average Difference
10.000%
8.000%
6.000%
4.000%
2.000%
0.000%
-2.000%
-4.000%
-6.000%
-8.000%
-10.000%
1-Jul-20
8-Jul-20
15-Jul-20
22-Jul-20
29-Jul-20
5-Aug-20
12-Aug-20
19-Aug-20
26-Aug-20
2-Sep-20
9-Sep-20
16-Sep-20
23-Sep-20
30-Sep-20
7-Oct-20
14-Oct-20
21-Oct-20
28-Oct-20
4-Nov-20
11-Nov-20
18-Nov-20
25-Nov-20
2-Dec-20
9-Dec-20
16-Dec-20
23-Dec-20
30-Dec-20

In 2020, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions have severely limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically, during 2020:

●	NYMEX and ICE Futures have imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. As described in more detail below, the NYMEX ordered USCF, USO and the Related Public Funds (as defined herein) not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in excess of 78,000 long futures contracts, for August 2020 in excess of 50,000 long futures contracts, and for September 2020 in excess of 35,000 long futures contracts. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. It can be anticipated that under current market conditions that the foregoing accountability levels and position limits imposed will remain in place and could involve additional Oil Futures Contracts for later months, e.g., those expiring after September of 2020. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.
●	RBC has taken risk mitigation measures that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio apply regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	On May 28, 2020, USO entered into an agreement with RCG, to become an additional FCM for USO, on June 5, 2020, USO entered into an agreement with MCM to become an additional FCM for USO, and, on December 3, 2020, USO entered into an agreement with MFUSA to become an additional FCM for USO. Neither RCG nor MCM has precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO is in ongoing discussions with other FCMs and it cannot predict when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

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

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations being imposed on USO by its regulators and its FCMs, USO may be limited in investing in other Oil futures Contracts in addition to the Benchmark Oil Futures Contract. These limitations would apply even if USO were to receive and accept request for Redemption Baskets lowering its current holdings in Oil Futures Contracts below the limits now being imposed on it. The foregoing could limit the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts to continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result, there will be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract at the same favorable levels as before or within the range of its investment objective. The inability to closely track the Benchmark Oil Futures Contract and, as described in this annual report  on Form 10-K, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. As of December 31, 2020, USO held 74,708 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2020, including when it held a maximum of 234,415 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. Additionally, USO exceeded accountability levels imposed by the ICE Futures for the year ended December 31, 2020, including when it held a maximum of 58,488 Crude Oil Futures CL contracts, on the ICE, exceeding the "any" month limit.

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

For the year ended December 31, 2020, USO did not exceed any position limits imposed by the NYMEX but did exceed position limits imposed by ICE Futures during the period of April 21 to April 23, 2020. However, no action was taken by ICE Futures as a result. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

On October 15, 2020, the CFTC approved the Position Limits Rule.  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2020 and exhibited moderate daily swings along with an uneven upward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $61.06 per barrel. The high of the year was on January 6, 2020 when the price reached $63.27 per barrel. The low for the year was on April 21, 2020, which was $11.57 per barrel. The year ended with the Benchmark Oil Futures Contract at $48.52 per barrel, a decrease of approximately (20.54)% over the year. USO’s per share NAV began the year at $102.27 * and ended the year at $33.07 on December 31, 2020, a decrease of approximately (67.66)% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2020 contracts and ended with the February 2021 contracts. The decrease of approximately (20.54)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO's Benchmark.”

* Adjusted to give effect to the reverse share split of 1-for-8 effected on April 28, 2020. The Condensed Statement of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

During the year ended December 31, 2020, the crude oil futures market was in both a state of contango and backwardation. On days when the market is in contango, the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

The per share NAV of USO’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USO'S Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

As of December 31, 2020, USO had issued 4,644,200,000 shares, 109,623,603 of which were outstanding. As of December 31, 2020, there were 982,800,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO's shares changed to 91232N207. USO's ticker symbol, "USO," remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2020, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Per share net asset value, end of year	$33.07	$102.27*
Average daily total net assets	$3,419,675,764	$1,435,838,329
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,478,152	$32,418,312
Annualized yield based on average daily total net assets	0.31%	2.26%
Management fee	$15,388,313	$6,461,273
Total fees and other expenses excluding management fees	$12,908,095	$4,918,007
Fees and expenses related the registration or offering of additional shares	$3,203,939	$504,876
Total commissions accrued to brokers	$6,104,865	$2,423,017
Total commissions as annualized percentage of average total net assets	0.18%	0.17%
Commissions accrued as a result of rebalancing	$5,072,915	$2,052,263
Percentage of commissions accrued as a result of rebalancing	83.10%	84.70%
Commissions accrued as a result of creation and redemption activity	$1,031,950	$370,754
Percentage of commissions accrued as a result of creation and redemption activity	16.90%	15.30%

* Adjusted to give effect to the reverse share split of 1-for-8 effected on April 28, 2020.

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to lower prices for crude oil and the related decrease in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to USO’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2020, the average daily change in the Benchmark Oil Futures Contract was 0.508%, while the average daily change in the per share NAV of USO over the same time period was 0.462%. The average daily difference was (0.046)% (or (4.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily changes in the Benchmark Oil Futures Contract for the same period was (3.794)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USO tracks its benchmark.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2020, the average daily change in the Benchmark Oil Futures Contract was (0.023)%, while the average daily change in the per share NAV of USO over the same time period was (0.041)%. The average daily difference was (0.018)% (or (1.8) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Oil Futures Contract for the same period was (0.379)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USO tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in USO‘s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2020. The second graph measures monthly changes since December 31, 2015 through December 31, 2020.

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

For the year ended December 31, 2020, the actual total return of USO as measured by changes in its per share NAV was (67.66)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $33.07. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $58.31 as of December 31, 2020, for a total return over the relevant time period of (42.97)%. The difference between the actual per share NAV total return of USO of (67.66)% and the expected total return based on the Benchmark Oil Futures Contract of (42.98)% was a difference over the time period of (24.68)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 effected on April 28, 2020.

By comparison, for the year ended December 31, 2019, the actual total return of USO as measured by changes in its per share NAV was 33.37%. This was based on an initial per share NAV of 76.68* as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $102.27*. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $100.84 as of December 31, 2019, for a total return over the relevant time period of 31.50%. The difference between the actual per share NAV total return of USO of 33.37% and the expected total return based on the Benchmark Oil Futures Contract of 31.50% was a difference over the time period of 1.87%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

While it is USO's expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that there will be continued deviations between the performance of USO's investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective.

As a result of market conditions and the regulatory response that occurred in March 2020 and thereafter, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, and risk mitigation measures imposed by its FCMs, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. The foregoing impacted the performance of USO and made it difficult for USO to meet its investment objective, which is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO's collateral holdings, less USO's expenses.

* Adjusted to give effect to the reverse share split of 1-for-8 effected on April 28, 2020.

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to USO's NAV. When this income exceeds the level of USO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2020, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market was primarily in contango the first half of 2019 and in backwardation during the second half of 2019. Crude oil flipped back into contango in January 2020 and remained predominantly in contango throughout 2020.

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

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. To approximate its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract. Continued holdings in these later month contracts may allow USO to experience lesser effects from contango than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. Likewise, continued holdings in these later month contracts also could cause USO to experience lesser effects from backwardation than would be the case if USO's holdings were primarily in Oil Futures Contracts in the first month or second month.

While it is USO's expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that there may be deviations between the performance of USO's investments and the Benchmark Futures Contract and that USO may not be able to track the Benchmark Futures Contract or meet its investment objective as closely as it has in the past.  That said, in the fourth quarter of 2020 the average daily difference between the return of USO's NAV and the Benchmark Futures Contract was (0.035)% (or (3.5) basis points).

Crude Oil Market. During the year ended December 31, 2020, crude oil prices traded in a range between $11.57 to $63.27. Crude oil fell (20.54)% from the end of 2019 through December 31, 2020 finishing the year at $48.52.

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

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets.

First, front month WTI Oil Futures Contract prices dipped below $20 for the first time since 2002 and hit an all-time closing low of $(37.63). Multiple record-breaking returns occurred between March and May of 2020. The price of the front month WTI Oil Futures Contract averaged $28 during the second quarter of 2020 compared to $46 during the first quarter of 2020 and $57 during calendar year 2019.

Second, crude oil price volatility went off-the-charts. For example, the 30-day annualized volatility of front month WTI crude oil futures prices reached 984% in May 2020 after averaging 35% in 2019 and 25% in the first two months of 2020. (If May crude oil futures had not gone negative on April 20, 2020, volatility would “only” have reached 416%.)

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation” as discussed above, moved into a condition that some market experts referred to as “super contango.” This was a result of extreme bearishness at the front of the futures curve due to rapidly filling storage facilities in the U.S. and around the world. Specifically, the price of the front month WTI Oil Futures Contract fell to an extreme position relative to futures contracts with expiration dates in later months. On a percentage basis, the difference in price between the front month WTI Oil Futures Contract and the second month WTI Oil Futures Contract was more than double the previous record. This divergence caused the price of WTI Oil Futures Contracts with different expiration dates to move in different directions. For example, the price of the front month WTI Oil Futures Contract and second month WTI Oil Futures Contract typically move together (i.e., increase or decrease) about 99% of the time. However, in late April of 2020, the correlation of the price of the front and second month WTI Oil Futures Contracts was (24)%, meaning that these contracts were moving in opposite directions. previous record. This divergence caused with different expiration dates to move in different directions. For example, typically move together (i.e., increase or decrease) about 99% of the time. However, in late April of 2020, the correlation of the front and second month was (24)%, meaning these contracts were moving in opposite directions.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crud oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December to finish the year at $48.52 per barrel. WTI crude oil inventories in the United States fell from a modern record of 541 mbd in June to 493 mbd by the end of 2020.  Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. The full impact of the world's response to the COVID-19 pandemic still has not been determined, and the winter surge in cases coupled with slow vaccine rollouts suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2010 and December 31, 2020, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.549	0.373	0.159	0.476
US Gov't Bonds (BEUSG4 Index)		1.000	(0.366)	(0.285)	(0.337)	(0.090)	(0.328)
Global Equities (FTSE World Index)			1.000	0.576	0.432	0.141	0.514
Unleaded Gasoline				1.000	0.672	0.083	0.739
Heating Oil					1.000	0.005	0.780
Natural Gas						1.000	(0.004)
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2020, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities, unleaded gasoline and diesel- heating oil and limited negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t.	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.537)	0.990	0.763	0.393	0.225	0.540
US Gov't Bonds (BEUSG4 Index)		1.000	(0.569)	(0.536)	(0.530)	(0.546)	(0.477)
Global Equities (FTSE World Index)			1.000	0.789	0.493	0.157	0.588
Unleaded Gasoline				1.000	0.713	0.013	0.886
Heating Oil					1.000	(0.217)	0.846
Natural Gas						1.000	(0.109)
Crude Oil							1.000
Source: Bloomberg, NYMEX

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

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in USO's annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO's account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO's investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2020, USO's expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2019, USO's expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USO's NAV will be negatively impacted.

USCF endeavors to have the value of USO's Treasuries, cash and cash equivalents, whether held by USO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations for its investments in Oil Interests. Commodity pools' trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract's (or other commodity interest's) entire market value. While USCF has not and does not intend to leverage USO's assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under its LP Agreement, USO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USO's investments will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2020, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USO or third parties or otherwise that would lead USO to determine that it could no longer foreseeably meet its investment objective or that USO's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of USO could cause USO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USO to terminate USO. USO's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

USCF attempts to manage the credit risk of USO by following various trading limitations and policies. In particular, USO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USO to limit its credit exposure. An FCM, when acting on behalf of USO in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to

USO, all assets of USO relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USO's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account USO's assets related to foreign Oil Futures Contracts and, in some cases, to cleared swaps executed through the FCMs. Similarly, under its current OTC agreements, USO requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, USO and its counterparties, such collateral is segregated.

In the future, USO may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2020, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,309,238,139 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

Contractual Obligations

USO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USO 's NAV, currently 0.45% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.'s fees for performing administrative services, including those in connection with the preparation of USO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

In addition to USCF’s management fee, USO pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. USO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2020, USO's portfolio held 74,708 Oil Futures Contracts traded on the NYMEX. As of December 31, 2020 USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO's current holdings, please see USO's website at www.uscfinvestments.com.

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

OTC Contract Risk

USO may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of USO only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the reporting period of this annual report on Form 10-K, USO has limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

USO anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of USO. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact USO’s ability to successfully track the Benchmark Oil Futures Contracts.

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

Denver, Colorado

February 26, 2021

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $2,585,466,700 and $1,026,973,397, respectively) (Notes 2 and 5)	$2,585,466,700	$1,026,973,397
Equity in trading accounts:
Cash and cash equivalents (at cost $723,771,439 and $149,272,014, respectively)	723,771,439	149,272,014
Unrealized gain (loss) on open commodity futures contracts	401,443,958	37,520,567
Dividends receivable	3,683	5,883
Interest receivable	160,957	28,199
Prepaid insurance*	38,452	39,269
Prepaid registration fees	1,260,041	74,241
ETF transaction fees receivable	2,000	2,000

Total Assets	$3,712,147,230	$1,213,915,570

Liabilities and Partners’ Capital
Payable due to Broker	$23,667,355	$8,820,649
Payable for shares redeemed	59,405,821	32,023,655
General Partner management fees payable (Note 3)	1,407,565	467,894
Professional fees payable	1,903,173	1,453,996
Brokerage commissions payable	323,858	89,961
Directors’ fees payable*	52,049	43,388
License fees payable	169,663	39,769

Total Liabilities	86,929,484	42,939,312

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	3,625,217,746	1,170,976,258
Total Partners’ Capital	3,625,217,746	1,170,976,258

Total Liabilities and Partners’ Capital	$3,712,147,230	$1,213,915,570

Limited Partners' shares outstanding	109,623,603	11,450,000	†
Net asset value per share	$33.07	$102.27	†
Market value per share	$33.01	$102.48	†

* Certain prior year amounts have been reclassified for consistency with the current presentation.

†On April 28, 2020, there was a 1-for-8 reverse share split. The Statements of Financial Condition have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments
At December 31, 2020

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	$632,796,307	14,943	$92,238,053	2.54
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	645,421,542	14,909	79,603,128	2.19
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	465,961,140	11,168	77,808,780	2.15
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	504,602,270	11,168	39,167,650	1.08
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	475,568,503	11,182	68,212,157	1.88
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	172,979,880	3,735	8,242,320	0.23
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	326,339,170	7,603	36,171,870	1.00
Total Open Futures Contracts*	$3,223,668,812	74,708	$401,443,958	11.07

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	10,002,000	$10,002,000	0.28
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	408,532,000	408,532,000	11.27
Total United States Money Market Funds		$418,534,000	11.55

#    Reflects the 7-day yield at December 31, 2020.

*    Collateral amounted to $723,771,439 on open commodity futures contracts.

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

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended		Year ended
	December 31, 2020	December 31, 2019		December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(2,251,576,260)	$220,179,889		$1,603,334
Change in unrealized gain (loss) on open commodity futures contracts	363,923,391	231,913,525		(312,173,308)
Realized gain (loss) on short-term investments	—	11,258		(3,070)
Dividend income	1,949,571	2,957,196		2,213,034
Interest income*	8,528,581	29,461,116		29,889,589
ETF transaction fees	289,546	312,000		358,000

Total Income (Loss)	$(1,876,885,171)	$484,834,984		$(278,112,421)
Expenses
General Partner management fees (Note 3)	$15,388,313	$6,461,273		$8,147,165
Professional fees	2,694,975	1,440,997		1,539,401
Brokerage commissions	6,104,865	2,423,017		2,538,611
Directors' fees and insurance	391,372	333,741		316,185
License fees	512,944	215,376		271,572
Registration fees	3,203,939	504,876		349,290

Total Expenses	$28,296,408	$11,379,280		$13,162,224

Net Income (Loss)	$(1,905,181,579)	$473,455,704		$(291,274,645)
Net Income (Loss) per limited partner share	$(69.20)	$25.59	†	$(19.95)	†
Net Income (Loss) per weighted average limited partner share	$(16.61)	$31.24	†	$(17.01)	†
Weighted average limited partner shares outstanding	114,667,411	15,155,959	†	17,125,822	†

*	Interest income does not exceed paid in kind of 5%.
†	On April 28, 2020, there was a 1-for-8 reverse share split. The Statements of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statement of Changes in Partners’ Capital
For the years ended December 31, 2020, 2019 and 2018

		Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019†	2018†
Balances at beginning of year	$1,170,976,258	$1,468,461,712	$2,019,531,410
Addition of 207,062,500, 34,137,500 and 38,437,500 partnership shares, respectively	8,030,979,653	3,196,742,422	3,972,118,855
Redemption of (108,888,897), (41,837,500) and (40,187,500) partnership shares, respectively	(3,671,556,586)	(3,967,683,580)	(4,231,913,908)
Net income (loss)	(1,905,181,579)	473,455,704	(291,274,645)

Balances at end of year	$3,625,217,746	$1,170,976,258	$1,468,461,712

*General Partners' shares outstanding and capital for the periods presented were zero.

†On April 28, 2020, there was a 1-for-8 reverse share split. The Statement of Changes in Partners' Capital has been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2020, 2019 and 2018

	Year ended December	Year ended December	Year ended December
	31, 2020	31, 2019	31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(1,905,181,579)	$473,455,704	$(291,274,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(363,923,391)	(231,913,525)	312,173,308
(Increase) decrease in dividends receivable	2,200	138,151	10,305
(Increase) decrease in interest receivable	(132,758)	831	3,152
(Increase) decrease in prepaid insurance*	817	(7,571)	(5,114)
(Increase) decrease in prepaid registration fees	(1,185,800)	504,876	349,290
Increase (decrease) in payable due to Broker	14,846,706	8,820,649	(57,283,329)
Increase (decrease) in General Partner management fees payable	939,671	(116,084)	(215,644)
Increase (decrease) in professional fees payable	449,177	(287,285)	(317,442)
Increase (decrease) in brokerage commissions payable	233,897	—	(98,000)
Increase (decrease) in directors' fees payable*	8,661	441	(5,425)
Increase (decrease) in license fees payable	129,894	(13,869)	(21,487)
Net cash provided by (used in) operating activities	(2,253,812,505)	250,582,318	(36,685,031)

Cash Flows from Financing Activities:
Addition of partnership shares	8,030,979,653	3,218,764,872	3,988,747,637
Redemption of partnership shares	(3,644,174,420)	(3,950,037,755)	(4,286,383,585)
Net cash provided by (used in) financing activities	4,386,805,233	(731,272,883)	(297,635,948)

Net Increase (Decrease) in Cash and Cash Equivalents	2,132,992,728	(480,690,565)	(334,320,979)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,176,245,411	1,656,935,976	1,991,256,955
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$3,309,238,139	$1,176,245,411	$1,656,935,976

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$2,585,466,700	$1,026,973,397	$1,223,159,803
Equity in Trading Accounts:
Cash and cash equivalents	723,771,439	149,272,014	433,776,173
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,309,238,139	$1,176,245,411	$1,656,935,976

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2020, 2019 and 2018

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. The Benchmark Oil Futures Contract is the futures contract for light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. Specifically, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K, USO is currently unable to pursue its investment objective as favorably as it has in the past due to its inability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the extent it was able to before the market conditions, regulatory limitations imposed on USO, and risk mitigation measures taken by USO’s FCMs described herein arose. As a result of, the foregoing there is still uncertainty as to whether USO will be able to achieve the same level of success as before in meeting its investment objective.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial.

USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2020, USO held 74,708 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO's shares changed to 91232N207. USO's ticker symbol, "USO," remains the same. The accompanying financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2020, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2020, 2019 and 2018, USO incurred $3,203,939, $504,876 and $349,290 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $391,372 for USO and, in the aggregate for USO and the Related Public Funds, $585,896. For the year ended December 31, 2019, these fees and expenses were $556,951 for USO and the Related Public Funds. USO's portion of such fees and expenses for the year ended December 31, 2019 was $333,741. For the year ended December 31, 2018, these fees and expenses were $521,689 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2018 was $316,185.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2020, 2019 and 2018, USO incurred $512,944, $215,376 and $271,572, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,200,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO's FCM effective October 10, 2013.  USO has engaged each of RCG Division of Marex Spectron ("RCG"), E D & F Man Capital Markets Inc. ("MCM") and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to USO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USO's FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total commissions accrued to brokers	$6,104,865	$2,423,017	$2,538,611
Total commissions as annualized percentage of average total net assets	0.18%	0.17%	0.14%
Commissions accrued as a result of rebalancing	$5,072,915	$2,052,263	$2,145,268
Percentage of commissions accrued as a result of rebalancing	83.10%	84.70%	84.51%
Commissions accrued as a result of creation and redemption activity	$1,031,950	$370,754	$393,343
Percentage of commissions accrued as a result of creation and redemption activity	16.90%	15.30%	15.49%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USO and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USO was granted a non-exclusive license to use certain of the NYMEX's settlement prices and service marks. Under the licensing agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, USOU and USOD, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USO expressly disclaims any association with the NYMEX or endorsement of USO by the NYMEX and acknowledges that "NYMEX" and "New York Mercantile Exchange" are registered trademarks of the NYMEX.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USO and reflect the consequences as appropriate in USO's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USO and its investments.

All of the futures contracts held by USO through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, USO held investments in money market funds in the amounts of $418,534,000 and $20,000,000, respectively. USO also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, USO held cash deposits and investments in Treasuries in the amounts of $2,890,704,139 and $1,156,245,411 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities

LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F. Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December	Year ended December	Year ended December
	31, 2020	31, 2019*	31, 2018*
Per Share Operating Performance:
Net asset value, beginning of year	$102.27	$76.68	$96.63
Total income (loss)	(68.95)	26.34	(19.18)
Total expenses	(0.25)	(0.75)	(0.77)
Net increase (decrease) in net asset value	(69.20)	25.59	(19.95)
Net asset value, end of year	$33.07	$102.27	$76.68

Total Return	(67.66)%	33.37%	(20.65)%

Ratios to Average Net Assets
Total income (loss)	(54.88)%	33.77%	(15.36)%
Management fees	0.45%	0.45%	0.45%
Expenses excluding management fees	0.38%	0.34%	0.28%
Net income (loss)	(55.71)%	32.97%	(16.09)%

*On April 28, 2020, there was a 1-for-8 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(1,614,034,624)	$(916,724,948)	$91,637,158	$562,237,243
Total Expenses	3,338,866	10,338,213	7,746,606	6,872,723
Net Income (Loss)	$(1,617,373,490)	$(927,063,161)	$83,890,552	$555,364,520
Net Income (Loss) per Share	$(68.33)	$(5.92)	$0.47	$4.58

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$424,069,433	$(22,663,248)	$(80,441,230)	$163,870,029
Total Expenses	3,171,765	2,930,288	2,777,247	2,499,980
Net Income (Loss)	$420,897,668	$(25,593,536)	$(83,218,477)	$161,370,049
Net Income (Loss) per Share*	$23.31	$(2.93)	$(6.83)	$12.03

*On April 28, 2020, there was a 1-for-8 reverse share split. The unaudited Quarterly Financial data has been adjusted for the period shown to reflect the 1-for-8 reverse a share split on a retroactive basis.

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

The following table summarizes the valuation of USO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	401,443,958	401,443,958	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,175,542,347	$1,175,542,347	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,520,567	37,520,567	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$401,443,958	$37,520,567

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(2,251,576,260)		$220,179,889		$1,603,334

	Change in unrealized gain (loss) on open positions		$363,923,391		$231,913,525		$(312,173,308)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and USO's policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. USO has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019 , and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc . ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017.  He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019.In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019.  Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015.Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016.  Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017,  (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven  Dynamic Commodity Strategy No K-1 Fund , a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for USO. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of USO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USO and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USO, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USO. The policies, among other things, limit USO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USO and the assets under management continue to increase, then USO may not be able to invest solely in the Benchmark Oil Futures Contracts and may have to invest in OTC swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Oil Futures Contracts in which USO may invest may not track changes in the price of the Benchmark Oil Futures Contract. Other Oil-Related Investments, including OTC swap contracts, may also expose USO to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts. USO and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2020, USO accrued aggregate management fees of $15,388,313.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $391,372.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$72,222	NA	NA	NA	$—	$—	$72,222
Gordon L. Ellis	$72,222	NA	NA	NA	$—	$—	$72,222
Malcolm R. Fobes III(1)	$86,667	NA	NA	NA	$—	$—	$86,667

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 79.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on March 30, 2020.
(16)	Filed herewith.

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

Date: February 26, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2021
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 26, 2021
John P. Love

/s/ Andrew F Ngim	Management Director	February 26, 2021
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 26, 2021
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 26, 2021
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 26, 2021
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 26, 2021
Malcolm R. Fobes III