Form 10-Q
period 2021-03-31
United States Oil Fund, LP
filed 2021-05-07
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 71,223,603 outstanding shares as of April 26, 2021.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $2,279,197,828 and $2,585,466,700, respectively) (Notes 2 and 5)	$2,279,197,828	$2,585,466,700
Equity in trading accounts:
Cash and cash equivalents (at cost $506,893,695 and $723,771,439, respectively)	506,893,695	723,771,439
Unrealized gain (loss) on open commodity futures contracts	353,430,717	401,443,958
Receivable for shares sold	12,381,723	—
Dividends receivable	49,661	3,683
Interest receivable	57,935	160,957
Prepaid insurance*	635,944	38,452
Prepaid registration fees	315,041	1,260,041
ETF transaction fees receivable	2,000	2,000

Total Assets	$3,152,964,544	$3,712,147,230

Liabilities and Partners’ Capital
Payable due to Broker	$93,878,539	$23,667,355
Payable for shares redeemed	114,169,170	59,405,821
General Partner management fees payable (Note 3)	1,274,542	1,407,565
Professional fees payable	1,030,510	1,903,173
Brokerage commissions payable	235,275	323,858
Directors’ fees payable*	47,465	52,049
License fees payable	155,938	169,663

Total Liabilities	210,791,439	86,929,484

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	2,942,173,105	3,625,217,746
Total Partners’ Capital	2,942,173,105	3,625,217,746

Total Liabilities and Partners’ Capital	$3,152,964,544	$3,712,147,230

Limited Partners’ shares outstanding	72,823,603	109,623,603
Net asset value per share	$40.40	$33.07
Market value per share	$40.53	$33.01
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	$492,784,625	9,946	$95,620,735	3.25
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	467,873,814	9,943	120,552,926	4.10
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	390,458,197	7,476	50,850,083	1.73
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	424,282,024	7,520	17,066,776	0.58
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	294,990,478	5,052	(761,998)	(0.03)
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	155,068,630	2,547	(7,953,910)	(0.27)
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	363,270,445	7,763	78,056,105	2.65
Total Open Futures Contracts*	$2,588,728,213	50,247	$353,430,717	12.01

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$220,000,000	$219,991,444	7.48
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	314,002,000	314,002,000	10.67
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	1,400,000,000	1,400,000,000	47.58
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	233,532,000	233,532,000	7.94
Total United States Money Market Funds		1,947,534,000	66.19
Total Cash Equivalents		$2,167,525,444	73.67
#	Reflects the 7-day yield at March 31, 2021.
*	Collateral amounted to $506,893,695 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$775,473,170	$(688,521,703)
Change in unrealized gain (loss) on open commodity futures contracts	(48,013,241)	(931,028,767)
Dividend income	82,475	857,667
Interest income*	306,332	4,543,179
ETF transaction fees	65,000	115,000

Total Income (Loss)	$727,913,736	$(1,614,034,624)
Expenses
General Partner management fees (Note 3)	$3,813,588	$1,659,435
Professional fees	1,152,074	290,136
Brokerage commissions	304,679	973,154
Directors’ fees and insurance	102,168	93,112
License fees	127,120	55,315
Registration fees	945,000	267,714

Total Expenses	$6,444,629	$3,338,866

Net Income (Loss)	$721,469,107	$(1,617,373,490)
Net Income (Loss) per limited partner share	$7.33	$(68.33)	†
Net Income (Loss) per weighted average limited partner share	$8.15	$(72.71)	†
Weighted average limited partner shares outstanding	88,481,381	22,243,544	†
*	Interest income does not exceed paid in kind of 5%.
†

On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statements of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020†

Balances at beginning of period	$3,625,217,746	$1,170,976,258
Addition of 3,700,000 and 71,637,500† partnership shares, respectively	145,539,465	3,635,036,787
Redemption of (40,500,000) and (8,512,500)† partnership shares, respectively	(1,550,053,213)	(657,260,789)
Net income (loss)	721,469,107	(1,617,373,490)

Balances at end of period	$2,942,173,105	$2,531,378,766
*	General Partners’ shares outstanding and capital for the periods presented were zero.
†

On April 28, 2020, there was a 1-for-8 reverse share split. The Condensed Statement of Changes in Partners’ Capital has been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$721,469,107	$(1,617,373,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	48,013,241	931,028,767
(Increase) decrease in dividends receivable	(45,978)	(234,188)
(Increase) decrease in interest receivable	103,022	14,782
(Increase) decrease in prepaid insurance*	(597,492)	(116,702)
(Increase) decrease in prepaid registration fees	945,000	(851,162)
Increase (decrease) in payable due to Broker	70,211,184	(8,820,649)
Increase (decrease) in General Partner management fees payable	(133,023)	161,415
Increase (decrease) in professional fees payable	(872,663)	(672,203)
Increase (decrease) in brokerage commissions payable	(88,583)	(30,000)
Increase (decrease) in directors’ fees payable*	(4,584)	2,971
Increase (decrease) in license fees payable	(13,725)	6,658
Net cash provided by (used in) operating activities	838,985,506	(696,883,801)

Cash Flows from Financing Activities:
Addition of partnership shares	133,157,742	3,194,923,364
Redemption of partnership shares	(1,495,289,864)	(689,284,444)
Net cash provided by (used in) financing activities	(1,362,132,122)	2,505,638,920

Net Increase (Decrease) in Cash and Cash Equivalents	(523,146,616)	1,808,755,119

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,309,238,139	1,176,245,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,786,091,523	$2,985,000,530

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$2,279,197,828	$1,305,680,808
Equity in Trading Accounts:
Cash and cash equivalents	506,893,695	1,679,319,722
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,786,091,523	$2,985,000,530
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. The Benchmark Oil Futures Contract is the futures contract for light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. Specifically, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. USO is currently unable to pursue its investment objective with the same high degree of success that it has in the past due to its limited ability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the same extent it was able to before the market conditions and regulatory limitations imposed on USO occurred in Spring of 2020, and risk mitigation measures taken by USO’s FCMs as a result, as described herein, arose. As a result of such market conditions, the regulatory conditions that were and could again be imposed and the risk mitigation measures imposed by its FCMs, there is still uncertainty as to whether USO will be able to achieve its investment objective within as narrow a percentage change difference in its NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020 due to the foregoing factors.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2021, USO held 50,247 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2021, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, USO incurred $945,000 and $267,714 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $876,400 for USO and, in the aggregate for USO and the Related Public Funds, $1,223,400.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2021 and 2020, USO incurred $127,120 and $55,315, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $3,750,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to USO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$304,679	$973,154
Total commissions as annualized percentage of average total net assets	0.04%	0.26%
Commissions accrued as a result of rebalancing	$210,197	$559,981
Percentage of commissions accrued as a result of rebalancing	68.99%	57.54%
Commissions accrued as a result of creation and redemption activity	$94,482	$413,173
Percentage of commissions accrued as a result of creation and redemption activity	31.01%	42.46%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USO and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USO and the Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USO expressly disclaims any association with the NYMEX or endorsement of USO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USO and reflect the consequences as appropriate in USO’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USO and its investments.

All of the futures contracts held by USO through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, USO held investments in money market funds in the amounts of $1,947,534,000 and $418,534,000, respectively. USO also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, USO held cash deposits and investments in Treasuries in the amounts of $838,557,523 and $2,890,704,139 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, amended as (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020*
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.07	$102.27
Total income (loss)	7.40	(68.18)
Total expenses	(0.07)	(0.15)
Net increase (decrease) in net asset value	7.33	(68.33)
Net asset value, end of period	$40.40	$33.94

Total Return	22.17%	(66.82)%

Ratios to Average Net Assets
Total income (loss)	21.18%	(108.82)%
Management fees†	0.45%	0.45%
Total expenses excluding management fees†	0.31%	0.46%
Net income (loss)	20.99%	(109.05)%
*	On April 28, 2020, there was a 1-for-8 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-8 reverse share split on retroactive basis.
†	Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$2,167,525,444	$2,167,525,444	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	353,430,717	353,430,717	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	401,443,958	401,443,958	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value	Fair Value
	Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$353,430,717	$401,443,958

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$775,473,170		$(688,521,703)

	Change in unrealized gain (loss) on open positions		$(48,013,241)		$(931,028,767)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and USO’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. USO has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, changes in demand for crude oil and storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe USO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USO cannot assure investors that the projections included in these forward-looking statements will come to pass. USO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described below, USO is currently unable to pursue its investment objective with the same high degree of success that it has in the past due to its limited ability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the same extent it was able to before the market conditions and regulatory limitations imposed on USO occurred in Spring of 2020, and risk mitigation measures taken by USO’s FCMs as a result, as described herein, arose. As a result of such market conditions, the regulatory conditions that were and could again be imposed, and the risk mitigation measures imposed by its FCMs, there is still uncertainty as to whether USO will be able to achieve its investment objective within as narrow a percentage change difference in its NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020 due to the foregoing factors.

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

USO invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this quarterly report on Form 10-Q.

USCF believes that market arbitrage opportunities will cause daily changes in USO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USO’s per share NAV on a percentage basis but there can be no assurance of that. USCF further believes that daily changes in prices of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USO’s collateral holdings, less USO’s expenses.

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and risk mitigation measures taken by USO’s FCM, RBC Capital, and other FCMs that limit USO and other market participants from investing in particular crude oil futures contracts.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts (as defined below) in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically has in prior to the Spring of 2020.

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

The following chart shows, for the period ending March 31, 2021, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions together with the prospect that such conditions could reoccur, severely limited and continue to significantly limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

●	In 2020, NYMEX and ICE Futures have imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. As described in more detail below, the NYMEX ordered USCF, USO and the Related Public Funds (as defined herein) not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in excess of 78,000 long futures contracts, for August 2020 in excess of 50,000 long futures contracts, and for September 2020 in excess of 35,000 long futures contracts. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract was in 2020 and, currently, is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.

●	In 2020, RBC imposed risk mitigation measures that constrained USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into an agreements with RCG, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

These events significantly limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has invested in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020 limited USO’s ability to invest in certain Oil Futures Contracts. As a result, USO was and be limited in its ability to invest in Oil Futures Contracts, including the Benchmark Oil Futures Contract, and may be required to invest in other permitted investments including Other Oil-Related Interests, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

USO has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments but, until recently, USO’s need to exercise its discretion in making such investments has been limited. Certain circumstances, including market conditions, applicable regulatory requirements and risk mitigation measures imposed by FCMs, counterparties or other market participants, require USO to exercise greater discretion in investing than in the past. USO has established parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio as set forth and discussed in greater detail below. The application of the below parameters requires USO to exercise its discretion. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change.

Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements or other factors that have influenced, and may continue to influence, its investment decisions, USO intends to buy or sell the following permitted investments taking into account the order, or waterfall, set forth below when USO increases or decreases either its portfolio overall or its holdings of particular investments:

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

If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in a particular month contract described above, then it will adjust the methodology incrementally beginning from the nearest month contract available to it that it is reasonable or feasible to hold in light of such factors.

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

The progression from one stage of permitted investments described in the above waterfall to the next stage, including the specific target weights for the particular portfolio investments to be held by USO, will take into account, to the extent applicable, the relative levels of open interest, position limits, and other factors. The specific permitted investments and the identified target weights for such investments, consistent with progression from one stage of the above described waterfall to the next stage, will be published on the website the day before the start of (i) any monthly roll/rebalance period for the end of such roll/rebalance period, and (ii) any rebalancing to be done outside of the monthly roll period due to market conditions, regulatory requirements or other factors described herein. In extreme circumstances, changes may need to be made intraday. In such circumstances, the changes will be published on the website at the end of the day. USO will attempt to execute rebalances required over several days to minimize market impact. However, it may be necessary to execute these risk measures rapidly and with minimal notice. Published portfolio changes will be implemented by USO over the course of the roll/rebalance period as indicated on the website or over the course of another day or period with respect to a particular change outside of the roll.

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

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations imposed on USO, for example, by its regulators and its FCMs, USO may be limited in investing in other Oil futures Contracts in addition to the Benchmark Oil Futures Contract. Limitations on USO may negatively impact the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts will continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result, there may be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, than prior to the Spring of 2020, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of 30 successive valuation days as it typically had prior to Spring of 2020. The inability to closely track the Benchmark Oil Futures Contract and, as described in this quarterly report on Form 10-Q, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of March 31, 2021, USO held 50,247 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2021, including when it held a maximum of 73,956 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit.

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

For the three months ended March 31, 2021, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USO are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”) which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as USO. A portion of USO’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USO does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if USO invests in other types of MMFs besides government MMFs in the future, USO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2021. The price of the Benchmark Oil Futures Contract started the period at $48.52 per barrel. The high of the period was on March 5, 2021 when the price reached $66.09 per barrel. The low of the period was on January 4, 2021 when the price dropped to $47.62 per barrel. The period ended with the Benchmark Oil Futures Contract at $59.16 per barrel, an increase of approximately 21.93% over the period. USO’s per share NAV began the period at $33.07 and ended the period at $40.40 on March 31, 2021, an increase of approximately 22.17% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2021 contracts and ended with the May 2021 contracts. The increase of approximately 21.93% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the three months ended March 31, 2021, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

The per share NAV of USO’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USO’s Administrator uses the settlement price determined by NYMEX at 2:30 p.m. Eastern time for the Oil Futures Contracts held on the NYMEX and the settlement price determined by ICE Futures at 2:30 p.m. Eastern time for the Oil Futures Contracts held on ICE Futures, but calculates or determines the value of all other USO investments, other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

As of March 31, 2021, USO had issued 4,647,900,000 shares, 72,823,603 of which were outstanding. As of March 31, 2021, there were 979,100,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$3,436,938,606	$1,483,158,408
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$388,807	$5,400,846
Annualized yield based on average daily total net assets	0.05%	1.46%
Management fee	$3,813,588	$1,659,435
Total fees and other expenses excluding management fees	$2,631,041	$1,679,431
Fees and expenses related the registration or offering of additional shares	$945,000	$267,714
Total commissions accrued to brokers	$304,679	$973,154
Total commissions as annualized percentage of average total net assets	0.04%	0.26%
Commissions accrued as a result of rebalancing	$210,197	$559,981
Percentage of commissions accrued as a result of rebalancing	68.99%	57.54%
Commissions accrued as a result of creation and redemption activity	$94,482	$413,173
Percentage of commissions accrued as a result of creation and redemption activity	31.01%	42.46%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in fees and expenses related the registration or offering of additional shares and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.060)%, while the average daily change in the per share NAV of USO over the same time period was 0.000%. The average daily difference was 0.060% (or 6.000 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.020)%, while the average daily change in the per share NAV of USO over the same time period was (0.040)%. The average daily difference was (0.020)% (or (2.000) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of USO as measured by changes in its per share NAV was 22.17%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $40.40. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $40.44 as of March 31, 2021, for a total return over the relevant time period of 22.29%. The difference between the actual per share NAV total return of USO of 22.17% and the expected total return based on the Benchmark Oil Futures Contract of 22.29% was a tracking difference over the time period of (0.12)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2020, the actual total return of USO as measured by changes in its per share NAV was (66.82)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $33.94*. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $33.94* as of March 31, 2020, for a total return over the relevant time period of (66.82)%. The difference between the actual per share NAV total return of USO of (66.82)% and the expected total return based on the Benchmark Oil Futures Contract of (66.82)% was a difference over the time period of 0.0%, which is to say that USO’s actual total return matched its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly [lower /higher] than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-8 executed on April 28, 2020.

As a result of market conditions and the regulatory response that occurred in March 2020 and thereafter, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, and risk mitigation measures imposed by its FCMs, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts. The foregoing impacted the performance of USO and made it difficult for USO to meet its investment objective, which is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses, with the same level of success as before in meeting its investment objective.

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued wider deviations between the performance of USO’s investments and the Benchmark Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. That said, in the first quarter of 2021 the average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was (0.12)% (or (12.000) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2021, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CL1) vs One-Year Forward Price (CL13)
(10 years ending 3/31/2021)*
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
-$20.00
-$40.00
-$60.00
Mar-11
Mar-12
Mar-13
Mar-14
Mar-15
Mar-16
Mar-17
Mar-18
Mar-19
Mar-20
Mar-21
Near Month
13th Month

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CL1) minus One-Year Forward Price (CL13)
(10 years ending 3/31/2021)*
$40.00
$20.00
$0.00
-$20.00
-$40.00
-$60.00
-$80.00
Backwardation Market
Contango Market
Mar-11
Mar-12
Mar-13
Mar-14
Mar-15
Mar-16
Mar-17
Mar-18
Mar-19
Mar-20
Mar-21

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels.  This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the three months ended March 31, 2021, the crude oil futures market alternated between conditions of contango and backwardation.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts, and FCM risk mitigation measures that were imposed on USO, in 2020, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts and was limited in its investments in the Benchmark Oil Futures Contract. In order to continue to meet its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Futures Contract. Continued holdings in these later month contracts may allow USO to experience lesser effects from contango than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. Likewise, continued holdings in these later month contracts also could cause USO to experience lesser effects from backwardation than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. While USO continues to invest in later month contracts, there is no assurance that this will continue and if USO returns to primarily investing in the Benchmark Oil Futures Contract it will be subject to greater effects of contango and backwardation.

Crude Oil Market. During the three months ended March 31, 2021, crude oil prices traded in a range between $47.62 to $66.02. Crude oil rose 21.93% from the end of 2020 through March 31, 2021 finishing the quarter at $59.16.

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

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation” as discussed above, moved into a condition that some market experts referred to as “super contango.” This was a result of extreme bearishness at the front of the futures curve due to rapidly filling storage facilities in the U.S. and around the world. Specifically, the price of the front month WTI Oil Futures Contract detached from the rest of the futures curve and fell to an extreme position relative to futures contracts with expiration dates in later months. On a percentage basis, the difference in price between the front month WTI Oil Futures Contract and the second month WTI Oil Futures Contract was more than double the previous record. This divergence caused the price of WTI Oil Futures Contracts with different expiration dates to move in different directions. For example, the price of the front month WTI Oil Futures Contract and second month WTI Oil Futures Contract typically move together (i.e., increase or decrease) about 99% of the time. However, in late April of 2020, the correlation of the price of the front and second month WTI Oil Futures Contracts was (24)%, meaning that these contracts were moving in opposite directions.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December of 2020 to finish the year at $48.52 per barrel then continued rising during the first quarter of 2021 to a high of $66.09 before finishing the quarter at $59.16. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June to 493 mb by the end of 2020. WTI crude oil inventories fell to a low of 462 mb in February, then rose to 502 mb by the end of the first quarter of 2021. Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.1 mbd by the end of March of 2021. The full impact of the world’s response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	600)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.549	0.367	0.156	0.473
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.367)	(0.306)	(0.344)	(0.087)	(0.334)
Global Equities (FTSE World Index)			1.000	0.579	0.429	0.137	0.513
Unleaded Gasoline				1.000	0.680	0.079	0.742
Heating Oil					1.000	0.009	0.785
Natural Gas						1.000	(0.001)
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2021, movements of crude oil displayed strong correlation with unleaded gasoline and diesel- heating oil, moderate correlation with the movements of large cap U.S. equities and global equities and limited negative correlation with movements with U.S. Government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.756	0.330	0.107	0.499
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.337)	(0.496)	(0.389)	(0.222)	(0.323)
Global Equities (FTSE World Index)			1.000	0.787	0.442	0.023	0.552
Unleaded Gasoline				1.000	0.712	(0.090)	0.875
Heating Oil					1.000	(0.356)	0.836
Natural Gas						1.000	(0.189)
Crude Oil							1.000
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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2021, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, USO used other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2021, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by USO or third parties or otherwise that would lead USO to determine that it could no longer foreseeably meet its investment objective or that USO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of USO could cause USO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USO to terminate USO. USO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USCF attempts to manage the credit risk of USO by following various trading limitations and policies. In particular, USO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USO to limit its credit exposure. An FCM, when acting on behalf of USO in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USO, all assets of USO relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle USO’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account USO’s assets related to foreign Oil Futures Contracts and, in some cases, to cleared swaps executed through the FCMs. Similarly, under its current OTC agreements, USO requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, USO and its counterparties, such collateral is segregated.

In the future, USO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2021, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,786,091,523 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USO’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of March 31, 2021, USO’s portfolio held 50,247 Oil Futures Contracts traded on the NYMEX. As of March 31, 2021, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2021, USO limited its OTC activities to EFRP transactions.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the Exchange Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 405 baskets (comprising 40,500,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	19,400,000	$35.35
2/1/21 to 2/28/21	9,000,000	$39.60
3/1/21 to 3/31/21	12,100,000	$41.98
Total	40,500,000

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

Date: May 7, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021