Form 10-Q
period 2021-06-30
United States Oil Fund, LP
filed 2021-08-06
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 61,523,603 outstanding shares as of July 20, 2021.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $2,029,621,313 and $2,585,466,700, respectively) (Notes 2 and 5)	$2,029,621,313	$2,585,466,700
Equity in trading accounts:
Cash and cash equivalents (at cost $733,286,909 and $723,771,439, respectively)	733,286,909	723,771,439
Unrealized gain (loss) on open commodity futures contracts	475,784,884	401,443,958
Dividends receivable	39,245	3,683
Interest receivable	73,250	160,957
Prepaid insurance*	473,385	38,452
Prepaid registration fees	—	1,260,041
ETF transaction fees receivable	—	2,000

Total Assets	$3,239,278,986	$3,712,147,230

Liabilities and Partners’ Capital
Payable due to Broker	$162,676,508	$23,667,355
Payable for shares redeemed	—	59,405,821
General Partner management fees payable (Note 3)	1,156,690	1,407,565
Professional fees payable	1,597,696	1,903,173
Brokerage commissions payable	274,805	323,858
Directors’ fees payable*	46,748	52,049
License fees payable	144,229	169,663

Total Liabilities	165,896,676	86,929,484

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	3,073,382,310	3,625,217,746
Total Partners’ Capital	3,073,382,310	3,625,217,746

Total Liabilities and Partners’ Capital	$3,239,278,986	$3,712,147,230

Limited Partners' shares outstanding	61,623,603	109,623,603
Net asset value per share	$49.87	$33.07
Market value per share	$49.88	$33.01
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures August 2021 contracts, expiring July 2021	$501,064,629	8,366	$113,585,391	3.70
NYMEX WTI Crude Oil Futures September 2021 contracts, expiring August 2021	522,209,610	8,447	92,478,580	3.01
NYMEX WTI Crude Oil Futures October 2021 contracts, expiring September 2021	396,893,513	6,424	64,092,726	2.09
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	422,783,025	6,503	38,214,645	1.24
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	325,940,308	6,573	135,024,182	4.39
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	147,188,000	2,213	6,460,590	0.21
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	281,419,490	4,619	25,928,770	0.84
Total Open Futures Contracts*	$2,597,498,575	43,145	$475,784,884	15.48

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	248,002,000	$248,002,000	8.07
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	1,400,000,000	1,400,000,000	45.55
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	227,532,000	227,532,000	7.41
Total United States Money Market Funds		$1,875,534,000	61.03
#	Reflects the 7-day yield at June 30, 2021.
*	Collateral amounted to $733,286,909 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$538,294,832	$(2,958,778,455)	$1,313,768,002	$(3,647,300,158)
Change in unrealized gain (loss) on open commodity futures contracts	122,354,167	2,038,831,909	74,340,926	1,107,803,142
Dividend income	126,472	689,654	208,947	1,547,321
Interest income*	199,631	2,462,398	505,963	7,005,577
ETF transaction fees	31,000	69,546	96,000	184,546

Total Income (Loss)	$661,006,102	$(916,724,948)	$1,388,919,838	$(2,530,759,572)
Expenses
General Partner management fees (Note 3)	$3,451,899	$4,632,495	$7,265,487	$6,291,930
Professional fees	2,321,524	532,839	3,473,598	822,975
Brokerage commissions	350,906	3,706,371	655,585	4,679,525
Directors' fees and insurance	214,176	101,092	316,344	194,204
License fees	115,063	154,416	242,183	209,731
Registration fees	315,041	1,211,000	1,260,041	1,478,714

Total Expenses	$6,768,609	$10,338,213	$13,213,238	$13,677,079

Net Income (Loss)	$654,237,493	$(927,063,161)	$1,375,706,600	$(2,544,436,651)
Net Income (Loss) per limited partner share	$9.47	$(5.92)	$16.80	$(74.25)
Net Income (Loss) per weighted average limited partner share	$9.56	$(5.70)	$17.54	$(27.54)
Weighted average limited partner shares outstanding	68,423,603	162,504,650	78,421,393	92,374,097
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Balances at beginning of period	$2,942,173,105	$2,531,378,766	$3,625,217,746	$1,170,976,258
Addition of 5,100,000, 118,525,000, 8,800,000 and 190,162,500 partnership shares, respectively	221,563,337	3,889,719,001	367,102,802	7,524,755,788
Redemption of (16,300,000), (26,376,397), (56,800,000) and (34,888,897) partnership shares, respectively	(744,591,625)	(822,883,741)	(2,294,644,838)	(1,480,144,530)
Net income (loss)	654,237,493	(927,063,161)	1,375,706,600	(2,544,436,651)

Balances at end of period	$3,073,382,310	$4,671,150,865	$3,073,382,310	$4,671,150,865
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,375,706,600	$(2,544,436,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(74,340,926)	(1,107,803,142)
(Increase) decrease in dividends receivable	(35,562)	(159,337)
(Increase) decrease in interest receivable	87,707	(31,581)
(Increase) decrease in prepaid insurance*	(434,933)	(77,814)
(Increase) decrease in prepaid registration fees	1,260,041	(2,907,667)
(Increase) decrease in ETF transaction fees receivable	2,000	2,000
Increase (decrease) in payable due to Broker	139,009,153	(8,820,649)
Increase (decrease) in General Partner management fees payable	(250,875)	1,350,824
Increase (decrease) in professional fees payable	(305,477)	(812,428)
Increase (decrease) in brokerage commissions payable	(49,053)	135,000
Increase (decrease) in directors' fees payable*	(5,301)	13,189
Increase (decrease) in license fees payable	(25,434)	144,216
Net cash provided by (used in) operating activities	1,440,617,940	(3,663,404,040)

Cash Flows from Financing Activities:
Addition of partnership shares	367,102,802	7,524,752,437
Redemption of partnership shares	(2,354,050,659)	(1,464,538,721)
Net cash provided by (used in) financing activities	(1,986,947,857)	6,060,213,716

Net Increase (Decrease) in Cash and Cash Equivalents	(546,329,917)	2,396,809,676

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,309,238,139	1,176,245,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,762,908,222	$3,573,055,087

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$2,029,621,313	$1,470,774,756
Equity in Trading Accounts:
Cash and cash equivalents	733,286,909	2,102,280,331
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,762,908,222	$3,573,055,087
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2021, USO held 43,145 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2021, USO had registered a total of 5,627,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. USO is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, USO incurred $1,260,041 and $1,478,714, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $740,000 for USO and, in the aggregate for USO and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2021 and 2020, USO incurred $242,183 and $209,731, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $4,750,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$655,585	$4,679,525
Total commissions as annualized percentage of average total net assets	0.04%	0.33%
Commissions accrued as a result of rebalancing	$511,882	$3,863,377
Percentage of commissions accrued as a result of rebalancing	78.08%	82.56%
Commissions accrued as a result of creation and redemption activity	$143,703	$816,148
Percentage of commissions accrued as a result of creation and redemption activity	21.92%	17.44%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on USO and reflect the consequences as appropriate in USO’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on USO and its investments.

All of the futures contracts held by USO through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, USO held investments in money market funds in the amounts of $1,875,534,000 and $418,534,000, respectively. USO also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, USO held cash deposits and investments in Treasuries in the amounts of $887,374,222 and $2,890,704,139 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.40	$33.94	$33.07	$102.27
Total income (loss)	9.57	(5.86)	16.97	(74.10)
Total expenses	(0.10)	(0.06)	(0.17)	(0.15)
Net increase (decrease) in net asset value	9.47	(5.92)	16.80	(74.25)
Net asset value, end of period	$49.87	$28.02	$49.87	$28.02

Total Return	23.44%	(17.44)%	50.80%	(72.60)%

Ratios to Average Net Assets
Total income (loss)	21.48%	(22.14)%	42.66%	(90.01)%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.43%	0.55%	0.37%	0.53%
Net income (loss)	21.26%	(22.39)%	42.25%	(90.49)%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,875,534,000	$1,875,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	475,784,884	475,784,884	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	401,443,958	401,443,958	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value	Fair Value
	Financial	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$475,784,884	$401,443,958

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,313,768,002		$(3,647,300,158)

	Change in unrealized gain (loss) on open positions		$74,340,926		$1,107,803,142

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

The following chart shows, for the period ending June 30, 2021, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences.  The calculation is repeated daily.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions together with the prospect that such conditions could reoccur, severely limited and continue to significantly limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

●	In 2020, NYMEX and ICE Futures imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. As described in more detail below, the NYMEX ordered USCF, USO and the Related Public Funds (as defined herein) not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in excess of 78,000 long futures contracts, for August 2020 in excess of 50,000 long futures contracts, and for September 2020 in excess of 35,000 long futures contracts. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract was in 2020 and, currently, is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.

●	In 2020, RBC imposed risk mitigation measures that constrained USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into an agreements with RCG, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

These events significantly limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has invested in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020 limited USO’s ability to invest in certain Oil Futures Contracts. As a result, USO was and will be limited in its ability to invest in Oil Futures Contracts, including the Benchmark Oil Futures Contract, and may be required to invest in other permitted investments including Other Oil-Related Interests, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits set forth in the April 23 CME Letter superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of June 30, 2021, USO held 43,145 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2021, including when it held a maximum of 73,956 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit.

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

For the six months ended June 30, 2021, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require USO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USO’s FCM.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. USO cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2021. The price of the Benchmark Oil Futures Contract started the period at $48.52 per barrel. The high of the period was on June 25, 2021 when the price reached $74.05 per barrel. The low of the period was on January 4, 2021 when the price dropped to $47.62 per barrel. The period ended with the Benchmark Oil Futures Contract at $73.47 per barrel, an increase of approximately 51.42% over the period. USO’s per share NAV began the period at $33.07 and ended the period at $49.87 on June 30, 2021, an increase of approximately 50.80% over the period. The Benchmark Oil Futures Contract prices listed above began with the February contracts and ended with the August contracts. The increase of approximately 51.42% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the six months ended June 30, 2021, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, USO had issued 4,653,000,000 shares, 61,623,603 of which were outstanding. As of June 30, 2021, there were 974,000,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception.  On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six months	Six months
	ended	ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$3,255,866,404	$2,811,778,572
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$714,910	$8,552,898
Annualized yield based on average daily total net assets	0.04%	0.61%
Management fee	$7,265,487	$6,291,930
Total fees and other expenses excluding management fees	$5,947,751	$7,385,149
Fees and expenses related to the registration or offering of additional shares	$1,260,041	$1,478,714
Total commissions accrued to brokers	$655,585	$4,679,525
Total commissions as annualized percentage of average total net assets	0.04%	0.33%
Commissions accrued as a result of rebalancing	$511,882	$3,863,377
Percentage of commissions accrued as a result of rebalancing	78.08%	82.56%
Commissions accrued as a result of creation and redemption activity	$143,703	$816,148
Percentage of commissions accrued as a result of creation and redemption activity	21.92%	17.44%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and directors’ fees and insurance.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three months	Three months
	ended	ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$3,076,784,006	$4,140,398,737
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$326,103	$3,152,052
Annualized yield based on average daily total net assets	0.04%	0.31%
Management fee	$3,451,899	$4,632,495
Total fees and other expenses excluding management fees	$3,316,710	$5,705,718
Fees and expenses related to the registration or offering of additional shares	$315,041	$1,211,000
Total commissions accrued to brokers	$350,906	$3,706,371
Total commissions as annualized percentage of average total net assets	0.05%	0.36%
Commissions accrued as a result of rebalancing	$301,685	$3,303,396
Percentage of commissions accrued as a result of rebalancing	85.97%	89.13%
Commissions accrued as a result of creation and redemption activity	$49,221	$402,975
Percentage of commissions accrued as a result of creation and redemption activity	14.03%	10.87%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and expenses related to the decrease in total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the Benchmark Oil Futures Contract was 0.404%, while the average daily change in the per share NAV of USO over the same time period was 0.363%. The average daily difference was (0.041)% (or (4.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.010)%, while the average daily change in the per share NAV of USO over the same time period was (0.029)%. The average daily difference was (0.019)% (or (1.9) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of USO as measured by changes in its per share NAV was 50.80%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $49.87. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $50.36 as of June 30, 2021, for a total return over the relevant time period of 52.28%. The difference between the actual per share NAV total return of USO of 50.80% and the expected total return based on the Benchmark Oil Futures Contract of 52.28% was a tracking difference over the time period of (1.48)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2020, the actual total return of USO as measured by changes in its per share NAV was (72.60)%. This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $28.02. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $49.03 as of June 30, 2020, for a total return over the relevant time period of (52.06)%. The difference between the actual per share NAV total return of USO of (72.60)% and the expected total return based on the Benchmark Oil Futures Contract of (52.06)% was a difference over the time period of (20.54)%, which is to say that USO’s actual total return underperformed its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued wider deviations between the performance of USO’s investments and the Benchmark Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. That said, in the second quarter of 2021 the average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was (0.015)% (or (1.5) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2021, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels.  This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the six months ended June 30, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the six months ended June 30, 2021, crude oil prices traded in a range between $47.62 to $74.05. Crude oil rose 51.42% from the end of 2020 through June 30, 2021 finishing the quarter at $73.47.

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

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April of 2020 between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June of 2020 storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets during 2020.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to $48.52 per barrel on December 31, 2020.  Prices continued rising during the first half of 2021 to a high of $74.05 before finishing the second quarter at $73.47. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 445 mb by the end of the second quarter of 2021. Meanwhile, crude oil production in the United States fell below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.3 mbd by the end of June of 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 26.5 mbd by June 2021.  It's uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels. It's similarly difficult to forecast when the recovery in demand will occur given the ongoing threat posed by COVID-19 variants.  While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices.  First, supply from both the U.S. and OPEC has been rebounding.  Second, the majority of the demand recovery from the COVID-19 pandemic is now in the rearview mirror.  Third, any increased supply from Iran would likely surprise the market as current expectations are for little to no progress in negotiations between Iran and the U.S.  On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases.  The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.546	0.366	0.161	0.471
US Gov't Bonds (BEUSG4 Index)		1.000	(0.368)	(0.306)	(0.340)	(0.082)	(0.330)
Global Equities (FTSE World Index)			1.000	0.574	0.428	0.137	0.509
Unleaded Gasoline				1.000	0.678	0.081	0.740
Heating Oil					1.000	0.018	0.784
Natural Gas						1.000	0.010
Crude Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2021, movements of crude oil displayed strong correlation with unleaded gasoline, diesel- heating oil, large cap U.S. equities and global equities , limited correlation with the movements of U.S. Government bonds and limited negative correlation with movements of natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.539	0.449	(0.081)	0.645
US Gov't Bonds (BEUSG4 Index)		1.000	0.182	(0.124)	0.184	(0.099)	0.156
Global Equities (FTSE World Index)			1.000	0.608	0.578	(0.215)	0.719
Unleaded Gasoline				1.000	0.845	(0.390)	0.881
Heating Oil					1.000	(0.485)	0.881
Natural Gas						1.000	(0.286)
Crude Oil							1.000
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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2021, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, USO used other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2021, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of June 30, 2021, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,762,908,222 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of June 30, 2021, USO’s portfolio held 43,145 Oil Futures Contracts traded on the NYMEX. As of June 30, 2021, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2021, USO limited its OTC activities to EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 163 baskets (comprising 16,300,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	4,600,000	$42.24
5/1/21 to 5/31/21	4,400,000	$44.87
6/1/21 to 6/30/21	7,300,000	$48.33
Total	16,300,000

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

Date: August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021