Form 10-Q
period 2021-09-30
United States Oil Fund, LP
filed 2021-11-05
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 49,423,603 outstanding shares as of October 20, 2021.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $1,769,454,915 and $2,585,466,700, respectively) (Notes 2 and 5)	$1,769,454,915	$2,585,466,700
Equity in trading accounts:
Cash and cash equivalents (at cost $636,570,835 and $723,771,439, respectively)	636,570,835	723,771,439
Unrealized gain (loss) on open commodity futures contracts	327,533,253	401,443,958
Dividends receivable	34,533	3,683
Interest receivable	60,318	160,957
Prepaid insurance*	309,040	38,452
Prepaid registration fees	—	1,260,041
ETF transaction fees receivable	—	2,000

Total Assets	$2,733,962,894	$3,712,147,230

Liabilities and Partners’ Capital
Payable due to Broker	$91,750,633	$23,667,355
Payable for shares redeemed	26,265,370	59,405,821
General Partner management fees payable (Note 3)	967,321	1,407,565
Professional fees payable	2,087,175	1,903,173
Brokerage commissions payable	237,911	323,858
Directors’ fees payable*	46,432	52,049
License fees payable	134,233	169,663

Total Liabilities	121,489,075	86,929,484

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	2,612,473,819	3,625,217,746
Total Partners’ Capital	2,612,473,819	3,625,217,746

Total Liabilities and Partners’ Capital	$2,733,962,894	$3,712,147,230

Limited Partners' shares outstanding	49,623,603	109,623,603
Net asset value per share	$52.65	$33.07
Market value per share	$52.56	$33.01
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures November 2021 contracts, expiring October 2021	$467,422,170	6,964	$55,086,750	2.11
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	386,669,867	6,995	135,856,633	5.20
NYMEX WTI Crude Oil Futures January 2022 contracts, expiring December 2021	359,041,170	5,282	32,830,410	1.26
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	360,361,130	5,325	31,505,620	1.20
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	239,550,230	3,579	21,680,980	0.83
NYMEX WTI Crude Oil Futures April 2022 contracts, expiring March 2022	121,789,650	1,804	8,783,870	0.34
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	350,034,060	5,507	41,788,990	1.60
Total Open Futures Contracts*	$2,284,868,277	35,456	$327,533,253	12.54

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	108,002,000	$108,002,000	4.13
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	1,400,000,000	1,400,000,000	53.59
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	112,532,000	112,532,000	4.31
Total United States Money Market Funds		$1,620,534,000	62.03

#Reflects the 7-day yield at September 30, 2021.

*Collateral amounted to $636,570,835 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$288,200,922	$1,138,807,507	$1,601,968,924	$(2,508,492,651)
Change in unrealized gain (loss) on open commodity futures contracts	(148,251,631)	(1,048,629,449)	(73,910,705)	59,173,693
Dividend income	113,383	383,360	322,330	1,930,681
Interest income*	195,291	1,020,740	701,254	8,026,317
ETF transaction fees	37,000	55,000	133,000	239,546

Total Income (Loss)	$140,294,965	$91,637,158	$1,529,214,803	$(2,439,122,414)

Expenses
General Partner management fees (Note 3)	$3,142,605	$4,893,531	$10,408,092	$11,185,461
Professional fees	1,919,476	1,045,976	5,393,074	1,868,951
Brokerage commissions	245,933	783,270	901,518	5,462,795
Directors' fees and insurance	215,809	101,486	532,153	295,690
License fees	104,753	163,118	346,936	372,849
Registration fees	—	759,225	1,260,041	2,237,939

Total Expenses	$5,628,576	$7,746,606	$18,841,814	$21,423,685

Net Income (Loss)	$134,666,389	$83,890,552	$1,510,372,989	$(2,460,546,099)
Net Income (Loss) per limited partner share	$2.78	$0.47	$19.58	$(73.78)
Net Income (Loss) per weighted average limited partner share	$2.39	$0.57	$21.27	$(22.18)
Weighted average limited partner shares outstanding	56,448,603	147,624,690	71,016,643	110,925,391
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Balances at beginning of period	$3,073,382,310	$4,671,150,865	$3,625,217,746	$1,170,976,258
Addition of 6,200,000, 15,100,000, 15,000,000 and 205,262,500 partnership shares, respectively	297,127,691	460,593,523	664,230,493	7,985,349,311
Redemption of (18,200,000), (39,600,000), (75,000,000) and (74,488,897) partnership shares, respectively	(892,702,571)	(1,164,087,876)	(3,187,347,409)	(2,644,232,406)
Net income (loss)	134,666,389	83,890,552	1,510,372,989	(2,460,546,099)

Balances at end of period	$2,612,473,819	$4,051,547,064	$2,612,473,819	$4,051,547,064
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,510,372,989	$(2,460,546,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	73,910,705	(59,173,693)
(Increase) decrease in dividends receivable	(30,850)	(22,782)
(Increase) decrease in interest receivable	100,639	(117,062)
(Increase) decrease in prepaid insurance*	(270,588)	(38,498)
(Increase) decrease in prepaid registration fees	1,260,041	(2,148,443)
(Increase) decrease in ETF transaction fees receivable	2,000	(351)
Increase (decrease) in payable due to Broker	68,083,278	(8,820,649)
Increase (decrease) in General Partner management fees payable	(440,244)	1,067,587
Increase (decrease) in professional fees payable	184,002	(179,069)
Increase (decrease) in brokerage commissions payable	(85,947)	207,158
Increase (decrease) in directors' fees payable*	(5,617)	14,179
Increase (decrease) in license fees payable	(35,430)	152,917
Net cash provided by (used in) operating activities	1,653,044,978	(2,529,604,805)

Cash Flows from Financing Activities:
Addition of partnership shares	664,230,493	7,985,349,311
Redemption of partnership shares	(3,220,487,860)	(2,644,920,161)
Net cash provided by (used in) financing activities	(2,556,257,367)	5,340,429,150

Net Increase (Decrease) in Cash and Cash Equivalents	(903,212,389)	2,810,824,345

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,309,238,139	1,176,245,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,406,025,750	$3,987,069,756

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$1,769,454,915	$2,123,627,473
Equity in Trading Accounts:
Cash and cash equivalents	636,570,835	1,863,442,283
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,406,025,750	$3,987,069,756
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2021

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

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2021, USO held 35,456 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2021, USO had registered a total of 5,627,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USO earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2021 and 2020, USO incurred $1,260,041 and $2,237,939, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $726,000 for USO and, in the aggregate for USO and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2021 and 2020, USO incurred $346,936 and $372,849, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $5,000,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Total commissions accrued to brokers	$901,518	$5,462,795
Total commissions as annualized percentage of average total net assets	0.04%	0.22%
Commissions accrued as a result of rebalancing	$700,707	$4,508,991
Percentage of commissions accrued as a result of rebalancing	77.73%	82.54%
Commissions accrued as a result of creation and redemption activity	$200,811	$953,804
Percentage of commissions accrued as a result of creation and redemption activity	22.27%	17.46%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through September 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2021 and December 31, 2020, USO held investments in money market funds in the amounts of $1,620,534,000 and $418,534,000, respectively. USO also holds cash deposits with its custodian. As of September 30, 2021 and December 31, 2020, USO held cash deposits and investments in Treasuries in the amounts of $785,491,750 and $2,890,704,139 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$49.87	$28.02	$33.07	$102.27
Total income (loss)	2.88	0.52	19.85	(73.59)
Total expenses	(0.10)	(0.05)	(0.27)	(0.19)
Net increase (decrease) in net asset value	2.78	0.47	19.58	(73.78)
Net asset value, end of period	$52.65	$28.49	$52.65	$28.49

Total Return	5.57%	1.68%	59.21%	(72.14)%

Ratios to Average Net Assets
Total income (loss)	5.06%	2.12%	49.45%	(73.46)%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.36%	0.26%	0.36%	0.41%
Net income (loss)	4.86%	1.94%	48.84%	(74.11)%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at September 30, 2021 using the fair value hierarchy:

At September 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,620,534,000	$1,620,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	327,533,253	327,533,253	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	401,443,958	401,443,958	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value	Fair Value
	Financial	at September 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$327,533,253	$401,443,958

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2021		September 30, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,601,968,924		$(2,508,492,651)

	Change in unrealized gain (loss) on open positions		$(73,910,705)		$59,173,693

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

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments, including OTC swaps. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and risk mitigation measures taken by USO’s FCM, RBC Capital, and other FCMs that limit USO and other market participants from investing in particular crude oil futures contracts.

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

The following chart shows, for the period ending September 30, 2021, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences.  The calculation is repeated daily.

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

These events significantly limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has invested in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020 limited USO’s ability to invest in certain Oil Futures Contracts. As a result, USO was and will be limited in its ability to invest in Oil Futures Contracts, including the Benchmark Oil Futures Contract, and may be required to invest in other permitted investments including Other Oil-Related Interests, such as OTC swaps, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

USO has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments but, until recently, USO’s need to exercise its discretion in making such investments has been limited. Certain circumstances, including market conditions, applicable regulatory requirements and risk mitigation measures imposed by FCMs, counterparties or other market participants, require USO to exercise greater discretion in investing than in the past. USO has established parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio as set forth and discussed in greater detail below. The application of the below parameters requires USO to exercise its discretion. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on USO's website at www.uscfinvestments.com.

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
2.	The first month, the next or following month (“second month”, with months thereafter being numerically designated, i.e., the third month, the fourth month, the fifth month, etc.) and the third month WTI Oil Futures Contracts; then
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

The progression from one stage of permitted investments described in the above waterfall to the next stage, including the specific target weights for the particular portfolio investments to be held by USO, will take into account, to the extent applicable, the relative levels of open interest, position limits, and other factors. The specific permitted investments and the identified target weights for such investments, consistent with progression from one stage of the above-described waterfall to the next stage, will be published on the website the day before the start of (i) any monthly roll/rebalance period for the end of such roll/rebalance period, and (ii) any rebalancing to be done outside of the monthly roll period due to market conditions, regulatory requirements or other factors described herein. In extreme circumstances, changes may need to be made intraday. In such circumstances, the changes will be published on the website at the end of the day. USO will attempt to execute rebalances required over several days to minimize market impact. However, it may be necessary to execute these risk measures rapidly and with minimal notice. Published portfolio changes will be implemented by USO over the course of the roll/rebalance period as indicated on the website or over the course of another day or period with respect to a particular change outside of the roll.

USO will progress through the stages of the above-described waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions, or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month or due to other regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors.

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

USCF may not be able to fully invest USO’s assets in Benchmark Oil Futures Contracts having an aggregate notional amount exactly equal to USO’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts are for a specified amount of a particular commodity, and USO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as OTC contracts (e.g., swaps) that have better correlation with changes in price of the Benchmark Oil Futures Contract.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits set forth in the April 23 CME Letter superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and an accountability level for all months of 20,000 net futures contracts for light sweet crude oil, do apply. As of September 30, 2021, USO held 35,456 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2021, including when it held a maximum of 73,956 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month accountability limit.

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

For the nine months ended September 30, 2021, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

OTC Swaps

If USO engages in OTC swaps, the following may apply.

Margin Requirements

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2021. The price of the Benchmark Oil Futures Contract started the period at $48.52 per barrel. The high of the period was on September 27, 2021 when the price reached $75.45 per barrel. The low of the period was on January 4, 2021 when the price dropped to $47.62 per barrel. The period ended with the Benchmark Oil Futures Contract at $75.03 per barrel, an increase of approximately 54.64% over the period. USO’s per share NAV began the period at $33.07 and ended the period at $52.65 on September 30, 2021, an increase of approximately 59.21% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2021 contracts and ended with the November 2021 contracts. The increase of approximately 54.64% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the nine months ended September 30, 2021, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2021, USO had issued 4,659,200,000 shares, 49,623,603 of which were outstanding. As of September 30, 2021, there were 967,800,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception.  On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remains the same. The accompanying unaudited condensed financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2021, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine months	Nine months
	ended	ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$3,092,351,710	$3,320,258,958
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,023,584	$9,956,998
Annualized yield based on average daily total net assets	0.04%	0.40%
Management fee	$10,408,092	$11,185,461
Total fees and other expenses excluding management fees	$8,433,722	$10,238,224
Fees and expenses related to the registration or offering of additional shares	$1,260,041	$2,237,939
Total commissions accrued to brokers	$901,518	$5,462,795
Total commissions as annualized percentage of average total net assets	0.04%	0.22%
Commissions accrued as a result of rebalancing	$700,707	$4,508,991
Percentage of commissions accrued as a result of rebalancing	77.73%	82.54%
Commissions accrued as a result of creation and redemption activity	$200,811	$953,804
Percentage of commissions accrued as a result of creation and redemption activity	22.27%	17.46%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and directors’ fees and insurance.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three months	Three months
	ended	ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$2,770,654,322	$4,326,165,807
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$308,674	$1,404,100
Annualized yield based on average daily total net assets	0.04%	0.13%
Management fee	$3,142,605	$4,893,531
Total fees and other expenses excluding management fees	$2,485,971	$2,853,075
Fees and expenses related to the registration or offering of additional shares	$—	$759,225
Total commissions accrued to brokers	$245,933	$783,270
Total commissions as annualized percentage of average total net assets	0.04%	0.07%
Commissions accrued as a result of rebalancing	$188,825	$645,614
Percentage of commissions accrued as a result of rebalancing	76.78%	82.43%
Commissions accrued as a result of creation and redemption activity	$57,108	$137,656
Percentage of commissions accrued as a result of creation and redemption activity	23.22%	17.57%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and expenses related to the decrease in total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2021, the average daily change in the Benchmark Oil Futures Contract was 0.497%, while the average daily change in the per share NAV of USO over the same time period was 0.487%. The average daily difference was (0.010)% (or (1.0) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.009)%, while the average daily change in the per share NAV of USO over the same time period was (0.026)%. The average daily difference was (0.017)% (or (1.7) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2021. The second graph measures monthly changes since September 30, 2016 through September 30, 2021.

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

For the nine months ended September 30, 2021, the actual total return of USO as measured by changes in its per share NAV was 59.21%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $52.65. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $52.31 as of September 30, 2021, for a total return over the relevant time period of 58.18%. The difference between the actual per share NAV total return of USO of 59.21% and the expected total return based on the Benchmark Oil Futures Contract of 58.18% was a tracking difference over the time period of 1.03%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2020, the actual total return of USO as measured by changes in its per share NAV was (72.14)% . This is based on an initial per share NAV of $102.27* as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $28.49. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $49.27 as of September 30, 2020, for a total return over the relevant time period of (51.82)%. The difference between the actual per share NAV total return of USO of (72.14)% and the expected total return based on the Benchmark Oil Futures Contract of (51.82)% was a difference over the time period of (20.32)%, which is to say that USO’s actual total return underperformed its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued wider deviations between the performance of USO’s investments and the Benchmark Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. That said, in the third quarter of 2021 the average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was 0.023% (or 2.3 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2021, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels.  This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the nine months ended September 30, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the nine months ended September 30, 2021, the price of the front month WTI crude oil futures contract traded in a range between $47.62 to $75.45. Prices increased 54.64% from December 31, 2020 through September 30, 2021 finishing the quarter at $75.03.

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

Fourth, USO, among other market participants, diversified its portfolio away from the front of the futures curve in favor of deferred contract months, as discussed in this Form 10-Q. The move by USO and other market participants to deferred contract months caused a historic change during 2020 to relative levels of open interest among the different futures contracts. For example, open interest in the front month futures contract fell an average of 40% during April, May, and June of 2020 compared to the average level of open interest during those same calendar months during the previous five years.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to $48.52 per barrel on December 31, 2020. Prices continued rising during the first nine months of 2021 to a high of $75.45 before finishing the third quarter at $75.03. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 419 mb by the end of the third quarter of 2021. Meanwhile, crude oil production in the United States fell below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March of 2020. Production reached 11.5 mbd by August 31, 2021, before dropping back to a low of 10 mbd due to disruptions from Hurricane Ida.  U.S. production climbed to 11.1 mbd by September 30, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 27.5 mbd by September 30, 2021. It is uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels. Similarly, despite an ongoing demand recovery for crude oil, it is difficult to forecast when demand will return to pre-pandemic levels. While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices. First, supply from both the U.S. and OPEC could continue to rebound. Second, the majority of the demand recovery from the COVID-19 pandemic is now in the rearview mirror. On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases. The full impact of the world’s response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2011 and September 30, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov't Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.313)	0.966	0.540	0.347	0.107	0.446
US Gov't Bonds (BEUSG4 Index)		1.000	(0.299)	(0.300)	(0.357)	(0.088)	(0.325)
Global Equities (FTSE World Index)			1.000	0.573	0.414	0.086	0.491
Unleaded Gasoline				1.000	0.673	0.066	0.736
Heating Oil					1.000	0.033	0.785
Natural Gas						1.000	0.013
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2021, movements of crude oil displayed strong correlation with unleaded gasoline, diesel- heating oil, large cap U.S. equities and global equities, limited correlation with the movements of U.S. Government bonds and limited negative correlation with movements of natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov't Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.225	0.978	0.659	0.526	(0.561)	0.530
US Gov't Bonds (BEUSG4 Index)		1.000	0.218	(0.022)	0.057	(0.116)	0.045
Global Equities (FTSE World Index)			1.000	0.692	0.627	(0.623)	0.606
Unleaded Gasoline				1.000	0.831	(0.572)	0.851
Heating Oil					1.000	(0.288)	0.965
Natural Gas						1.000	(0.265)
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2021, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2021, USO used other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2021, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USO may purchase OTC swaps in future periods, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2021, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,406,025,750 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2021, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of September 30, 2021, USO’s portfolio held 35,456 Oil Futures Contracts traded on the NYMEX. As of September 30, 2021, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2021, USO limited its OTC activities to EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 182 baskets (comprising 18,200,000 shares) during the third quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/21 to 7/31/21	7,400,000	$49.86
8/1/21 to 8/31/21	3,800,000	$45.79
9/1/21 to 9/30/21	7,000,000	$49.96
Total	18,200,000

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

Date: November 5, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 5, 2021