Form 10-K
period 2021-12-31
United States Oil Fund, LP
filed 2022-02-25
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2021 was $3,073,785,318.

The registrant had 41,223,603 outstanding shares as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Oil Fund, LP

Part I

Item 1. Business.

What is USO?

The United States Oil Fund, LP (“USO”) is a Delaware limited partnership organized on May 12, 2005. USO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). USO’s shares began trading on April 10, 2006. It operates pursuant to the terms of the Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”) and USCF Gold Strategy Plus Income Fund (“GLDX”), each a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of USO.

USCF also serves as the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United

States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

USCF is required to evaluate the credit risk of USO to the futures commission merchants (“FCMs”), oversee the purchase and sale of USO's shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USO and manage USO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for USO (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, USO since April 1, 2020. Brown Brothers Harriman & Co. (“BBH&Co.”) served as the administrator and custodian for USO prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in USO’s operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of USO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USO’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract. Certain circumstances, including the market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments, such as swap transactions based on the price of oil.

While USO always has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil- Related Investments, until recently USO’s need to exercise this ability to make such investments has been limited. Current circumstances, including market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, require USO to exercise greater discretion in investing than in the past. The parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio are set forth and discussed in greater detail below under “Investment Parameters”. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change.

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations being imposed on USO by its regulators and its FCMs, USO may be limited in investing in certain other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. These limitations would apply even if USO were to receive and accept requests for Redemption Baskets lowering its current holdings in Oil Futures Contracts below the limits now being imposed on it. The foregoing could limit the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in certain Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts to continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result, there may be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract at the same favorable levels as before the foregoing limitations or within the range of its investment objective. The inability to closely track the Benchmark Oil Futures Contract and, as described below, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares.

Each month, within two weeks of expiration, USO changes the Benchmark Oil Futures Contract, which at the beginning of the month is the futures contract on light, sweet crude oil as traded on the NYMEX that is the near or front month (referred to herein as the first month) into the NYMEX futures contract that is the next month contract to expire (referred to herein as the second month). Historically, this was done over a four-day period at the end of which the Benchmark Oil Futures Contract was the next month contract to expire at that time and that contract remained the Benchmark Oil Futures Contract until the beginning of the following month’s change in the Benchmark Oil Futures Contract over a four-day period. On each day during the four-day period, USCF “rolled” USO’s positions in Oil Interests by closing, or selling, a percentage of USO’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflected the change in the Benchmark Oil Futures Contract. In the past, during the four-day period, USO has rolled its positions in Oil Futures Contracts in the first month prior to the end of the month to avoid such contracts’ expiration and having to take delivery of the underlying commodity.

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

USO extended the monthly roll/rebalancing period from a four-day period to a ten-day period due to the size and diversification of its portfolio holdings and to address regulatory concerns. During the ten-day roll period, or a rebalance period, USO will close certain existing positions, e.g., when it changes the Benchmark Oil Futures Contract and sells contracts that will expire at the end of the month, or when it sells Oil Futures Contracts to address the market conditions, regulatory requirements and other factors discussed herein, and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments in a manner that is consistent with its stated investment intentions concerning the type and percentages of the investments in its portfolio, including the waterfall of permitted investments as described below.

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

Typically, on each day during the ten-day roll period, USO intends to rebalance approximately 1/10th of the announced percentage of the notional value of its nearest month instrument and other specified instruments (which could be 100% of such notional value of such interests) and reinvest the proceeds in the remaining current portfolio holdings as well as further-dated contracts and any new specified portfolio holdings in the waterfall of permitted investments described below. In addition, USO may need to adjust the roll/rebalance in light of market conditions, regulatory requirements or other factors that impact the ability of USO to make its investments and achieve its investment objectives.

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

In addition to disclosing USO’s end of day portfolio of investments, USO discloses any changes to its investment intentions on its website with respect to the type and percentage of investments in USO’s portfolio. The parameters for making decisions regarding the permitted investments USO holds, including the intended order of priority or waterfall it considers in selecting investments and the type of investments to be held in its portfolio is set forth in the section “What is USO’s Investment Strategy?” - Investment Parameters”. Such parameters and order of priority are discretionary to USO and, as described below, can be changed by USO due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors. Further, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website at www.uscfinvestments.com. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

The investment intentions announced by USO on its website could change as a result of any or all of the following:

●	evolving market conditions;
●	a change in regulatory accountability levels and position limits imposed on USO with respect to its investment Oil Futures Contracts; or
●	risk mitigation measures taken by the market participants generally, including USO, with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares.

USO’s ability to invest in the Benchmark Oil Futures Contract has been and continues to be limited by any of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash or cash equivalents beyond what it has historically held in order to satisfy potential margin requirements.

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

USCF believes that market arbitrage opportunities will cause the daily changes in USO’s share price on the NYSE Arca to closely track the daily changes in USO’s per share NAV. USCF further believes that the daily changes in USO’s NAV in percentage terms will closely track the daily changes in percentage terms in the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USO’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and risk mitigation measures taken by its FCMs and other market conditions, USO may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Oil Futures Contracts other than the Benchmark Oil Futures Contract or oil futures contracts issued by NYMEX and ICE Futures with the same months and Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – The Commodity Interest Markets - Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USO’s ability to invest in OTC transactions and cleared swaps.

As noted above, in 2020, various factors including, but not limited to, evolving market conditions, changes to regulatory requirements imposed on USO with respect to its investment in the Benchmark Oil Futures Contract or other Oil Futures Contracts, and risk mitigation measures taken by market participants generally, including USO, severely limited USO’s ability to invest in the Benchmark Oil Futures Contract and certain of the other investments in which USO traditionally would have invested a substantial portion of its portfolio. Moreover, because such factors have continued to evolve, together with the prospect that such factors could reoccur, USO has had to invest in other permitted investments instead of investing primarily in the Benchmark Oil Futures Contract and the cash-settled, but substantially similar, oil futures contract traded on ICE Futures (i.e., the ICE WTI Contract), but also has had to more frequently change the holdings in its portfolio than it has in the past. The foregoing factors have changed USO’s portfolio holdings and have resulted in wider deviations between the performance of USO's investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020. However, these deviations are and were well within the plus or minus 10% range established as its benchmark tracking goal described above and, throughout 2021, were within plus or minus one percent.

Investment Parameters

Below, USO has outlined the parameters for making decisions regarding the permitted investments it will hold, including the intended order of priority in selecting investments to be held in its portfolio. These parameters and order of priority are discretionary to USO and, as described below, can be changed by USO due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on USO’s website at www.uscfinvestments.com.

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

USO will progress through the stages of the above-described waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions, liquidity requirements or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month or due to other regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. As of December 31, 2021, USO held 32,136 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2021, including when it held a maximum of 73,956 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Commencing with the monthly roll that occurred in May 2020, USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO’s positions would roll over a four-day period. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on its website www.uscfinvestments.com.

For the year ended December 31, 2021, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

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

Although permitted to do so under its Limited Partnership Agreement, USO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, USO’s announced investment intentions noted above, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

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

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

RCG Division of Marex Spectron

On May 28, 2020, USO entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron (“RCG”) to serve as a FCM for USO. This agreement requires RCG to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments which may be purchased or sold by or through RCG for USO’s account. Under this agreement, USO pays RCG commissions for executing and clearing trades on behalf of USO.

RCG’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. RCG has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

RCG is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as USO’s FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, USO entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for USO. This agreement requires MCM to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments that may be purchased or sold by or through MCM for USO’s account. Under this agreement, USO pays MCM commissions for executing and clearing trades on behalf of USO.

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

Introducing Broker

On January 14, 2019, USCF entered into agreements with BTIG, LLC to serve as USO’s introducing broker. Under the agreements, BTIG, LLC provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through RBC Capital for USO’s account. RBC pays BTIG, LLC in connection with certain trades on behalf of USO.

BTIG, LLC, whose principal address is 600 Montgomery Street, Sixth Floor, San Francisco, CA, 94111, will act as an introducing broker for USO’s futures trading. BTIG is registered with the U.S. Securities and Exchange Commission as a broker-dealer, with the CFTC as an introducing broker, and is a member of FINRA and other regulatory agencies and exchanges. In the normal course of its regulated business activities, BTIG receives examinations, subpoenas, and inquiries from the regulatory organizations that oversee its various business activities. From January 2014 through December 2019, BTIG has not been involved in any material litigation.

BTIG, LLC is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there will be any conflicts of interest with BTIG, LLC or its trading principals arising from its acting as USO’s introducing broker.

Swap Dealer

On November 30, 2021, USO entered into an ISDA 2002 Master Agreement (the “Macquarie ISDA”) with Macquarie Bank Limited, pursuant to which Macquarie Bank Limited has agreed to serve as an over-the-counter (“OTC”) swaps counterparty for USO. The Macquarie ISDA provides USO the ability to invest in OTC swaps in furtherance of its investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. USO may enter into OTC swap transactions with Macquarie under the Macquarie ISDA in light of the foregoing. USO’s OTC swap transactions outstanding under the Macquarie ISDA, along with USO’s other holdings, will be published on USO’s webpage, www.uscfinvestments.com.

Macquarie Bank Limited’s principal address is Ropemaker Place, 28 Ropemaker Street, London, EC2Y 9HD, England. Macquarie Bank Limited is registered with the CFTC as a swap dealer. As of the date hereof, Macquarie Bank Limited has no material litigation to disclose as that term is defined under the CEA and regulations promulgated thereunder.

Macquarie Bank Limited is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there will be any conflicts of interest with Macquarie Bank Limited or its trading principals arising from Macquarie Bank Limited acting as an OTC swaps counterparty to USO.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.
●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USO’s investments.
●	An investment in USO may provide little or no diversification benefits. Thus, in a declining market, USO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USO while incurring losses with respect to other asset classes.
●	Historical performance of USO and the Benchmark Oil Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	Natural forces in the oil futures market known as “backwardation” and “contango” may increase USO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Oil Futures Contract.
●	Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which could cause the price of USO’s shares to substantially vary from the price of the Benchmark Oil Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and USO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.
●	USO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.
●	If USO is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on USO is uncertain.
●	USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO or held by special purpose or structured vehicles.

●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Provides custody, fund accounting fund administration and transfer agency services to USO and the Related Public Funds’ based on average AUM. The annual fees for USO and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors – Marketing Agent	$425,000 per annum plus an incentive fee as follows: 0.06% on USO’s assets from $0-500 million; 0.04% on USO’s assets from $500 million-$4 billion; and 0.03% on USO’s assets in excess of $4 billion.
(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.
(3)	BBH&Co. provided certain fund accounting and fund administration services to USO through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of USO since April 1, 2020.

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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by USO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RCG Division of Marex Spectron, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
(5)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(6) – 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2021 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$131,234,980
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$42,808,835
Other Amounts Paid or Accrued(7):	$47,824,598
Total Expenses Paid or Accrued:	$221,868,413
(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2021 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid or Accrued(8):	0.14% annualized
Total Expenses Paid or Accrued:	0.75% annualized

(8)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $6,994,500 for the fiscal year ended December 31, 2021. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2021 were $1,082,000 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2021 was $745,448.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to effect any sale or resale of shares. As of December 31, 2021, 15 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2021, USO issued 260 Creation Baskets and redeemed (918) Redemption Baskets.

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

The prices of shares offered by Authorized Participants are expected to fall between USO’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either USO or USCF, and no such person has any obligation or responsibility to USCF or USO to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market, availability of Creation Baskets, the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. As an example, on April 21, 2020, the price per of USO shares sold in the secondary market was 36% higher than the end of day per share NAV of USO. This discrepancy was attributable to increased demand for USO shares due to market forces and USO’s having temporarily halted the offer for purchase of Creation Baskets.

In addition, while USO’s shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Futures Contracts and Other Oil-Related Investments traded on the NYMEX may be reduced after the determination of the settlement price by the NYMEX at 2:30 p.m. New York time. USO’s NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. Eastern Time and the closing share price of USO on the NYSE Arca takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. As a result, during this time, particularly if USO has invested in Oil Futures Contracts and Other Oil-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

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

The offer and sale of shares of USO, as well as shares of each Related Public Fund, is registered under the 1933 Act. USO and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

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

As a result of market conditions and regulatory limitations arising during the COVID-19 pandemic and the state of the crude oil markets in general, including significant market volatility and applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were imposed on USO in 2020, USO has invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective, including that USO has not been able to meet its investment objective as favorably as it has in the past. USO’s limited ability to invest in the Benchmark Oil Futures Contract and its need to invest in other Oil Futures Contracts as well as Other Oil-Related Investments, was originally intended to be temporary but may continue indefinitely.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO. In 2020, in the context of the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred in the crude oil markets as well as the oil futures markets. As a result of this significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time. If USO had been fully invested in that contract during this time, USO’s per share NAV would have fallen below zero. The oil futures markets continue to exhibit significant volatility, which could result in significant fluctuation in the NAV of USO’s shares.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair USO’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of USO’s service providers, adversely affect the value and liquidity of USO’s investments, and negatively impact USO’s performance and your investment in USO. The extent to which COVID-19 continues to affect USO and USO’s service providers and portfolio investments will depend on future developments. There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Delta variant, the Omicron variant, and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; and the longer-term impact of the pandemic on the economy and consumer behavior. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of USO’s investments could be impacted adversely.

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

Historical performance of USO and the Benchmark Oil Futures Contract is not indicative of future performance.

Past performance of USO or the Benchmark Oil Futures Contract is not necessarily indicative of future results. Therefore, past performance of USO or the Benchmark Oil Futures Contract should not be relied upon in deciding whether to buy shares of USO.

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

As of the date of this annual report on Form 10-K, significant market volatility has occurred and is continuing in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, related supply chain disruptions and continuing disputes among oil-producing countries. Such events, together with the prospect that such events could reoccur, have significantly limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In light of this, USO has invested in Oil Futures Contracts other than the Benchmark Oil Futures Contract. Also, if determined to be appropriate in light of market conditions, regulatory requirements, and risk mitigation measures imposed by FCMs, USO may invest in Other Oil Related Interests and hold significant portions of its portfolio in cash beyond what is has held in the past. USO’s end of day portfolio of investments will be disclosed each day on its website, www.uscfinvestments.com.

The market price at which Investors buy or sell shares may be significantly less or more than NAV.

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of light, sweet crude oil and the Benchmark Oil Futures Contracts at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of USO’s shares in the market and other factors could cause USO’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

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

It is possible that the daily percentage changes in USO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Oil Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As USO approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, USO may invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and Other Oil-Related Investments.

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

The design of USO’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a ten-day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in light, sweet crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred in the crude oil futures markets in 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, in 2020 USO invested in, and continues to invest in, Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Holdings in these later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO’s holdings were primarily in oil futures contracts in the first month or second month.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce or maintain the level of its futures contracts traded on such exchanges to below the 10,000 single month and/or 20,000 all month accountability level.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire.

As a result of continued market volatility resulting from, among other things, the COVID-19 pandemic, related supply chain disruptions, ongoing disputes among oil-producing countries and the relatively large size of USO’s positions in Benchmark Oil Futures Contracts, the NYMEX imposed accountability levels and position limits on USO in two stages. More specifically, USCF received letters from the CME on behalf of the NYMEX on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds advised by USCF not to exceed accountability levels in the light sweet crude oil futures contract for June 2020 in excess of 10,000 futures contracts. In addition, the April 16 CME Letter provided that USCF, USO and the Related Public Funds could not assume a position in light sweet crude oil futures contract for June 2020 in excess of the established position limit of 150,000 long futures contracts. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. USCF, USO and the Related Public Funds did not exceed those position limits and maintained positions that were below the position limits as required by the April 23 CME Letter. The current accountability levels and position limits for USO are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which could cause the price of USO’s shares to substantially vary from the price of the Benchmark Oil Futures Contract.

USO’s FCMs have imposed and may impose limits on the positions that USO may hold in the Benchmark Oil Futures Contracts as well as certain other months that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. In particular, RBC expressly informed USO that it may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020.  At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. At that time, RBC advised USO that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.

USO entered into an agreement with each of RCG, MCM and MFUSA on May 28, 2020, June 5, 2020 and December 3, 2020, respectively, to become additional FCMs for USO. Neither RCG, MCM nor MFUSA has precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Futures Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO is in ongoing discussions with other FCMs and it cannot predict when it will enter into such agreements.

The risk mitigation measures imposed by FCMs and other market participants have significantly limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has had to invest in other Oil Futures Contracts and has had to more frequently rebalance and adjust the types of holdings in its portfolio than in the past. The foregoing may inhibit USO from pursuing its investment objective in the same manner in the future.

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

USO has received an opinion of counsel that, under current U.S. federal income tax laws, USO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) USO is organized and operated in accordance with its governing agreements and applicable law and (iii) USO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that USO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that USO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, USO would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income to the extent of USO’s current and accumulated earnings and profits. Taxation of USO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USO does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in USO. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

Legislative or other actions relating to taxes could have a negative effect on USO or our investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, and we cannot predict with certainty how any changes in the tax laws might affect USO, our investors or our investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating

OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Other Risks

USO is not leveraged.

USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s announced investment intentions, and any changes thereto, will take into account the need for USO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, USO may implement risk reduction procedures, which may include changes to USO’s investments, and such changes may occur on short notice if they occur other than during a roll or rebalance period.

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

USO is not actively managed and its investment objective is to track the Benchmark Oil Futures Contracts so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contracts over the same period.

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

Although USO has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, USO announced its intention to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and that it could, if it determined it appropriate in light of market conditions and regulatory requirements, invest in Other Oil-Related Interests. As of the date of this Form 10-K, it is likely that the factors limiting USO’s investments in the Benchmark Oil Futures Contract will continue, including as a result of the COVID-19 pandemic and the state of the crude oil markets, and USO may determine to invest in other Oil Futures Contracts and, Other Oil-Related Investments.

USO’s ability to invest in the Benchmark Oil Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

USO has disclosed the parameters for making decisions regarding the permitted investments USO will hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website at www.uscfinvestments.com. USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

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

The liquidity of USO’s shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with, USO through Creation Baskets or Redemption Baskets, respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

The limited partners and shareholders take no part in the management or control, and have a minimal voice in USO’s operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage USO’s affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of USO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of USO’s outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management

Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including their regulatory obligations.

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

USCF makes every effort to predict and maintain an adequate amount of shares outstanding. However, if a substantial number of requests for Creation Baskets are received by USO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise (including, for example, the volatility that occurred during the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries regarding limits on the production of crude oil), there could be a shortage of USO shares. Among other things, such conditions could result in circumstances where USO may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets. This was the case in the Spring of 2020 as a result of the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. [For example, USO suspended purchases of Creation Baskets in April 2020 as a result of the exhaustion of available SEC registered shares that could be issued by USO due to unexpected demand during the aforementioned market volatility arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries. At the time of this suspension, the market price of USO shares on April 21, 2020 was 36% higher than USO’s reported end-of-day per share NAV. A significant portion of this difference can be attributed to the fact that USO’s NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. New York Time, which is ninety (90) minutes earlier than the determination of the closing share price at 4:00 p.m. New York Time. The closing share price takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. However, USO’s suspension of purchases of Creation Baskets, record volatility that occurred in crude futures markets on April 20, 2020 and April 21, 2020, and record volume in USO share transactions on the NYSE on the same days also contributed to the premium on April, 21, 2020. In addition, investors should be aware that such premiums can be transitory. The high premium that occurred recently was short-lived and fell almost immediately, notwithstanding the suspension of sales of Creation Basket. On April 22, 2020, the market price of USO shares fell to a level of 8.66% above the per share NAV, and, from April 23, 2020, continued its decline to 1.45% on May 1, 2020. For the period beginning May 1, 2020 and ending May 29, 2020 the premium averaged 2.25%. Any potential premium or impact to the market in shares of USO that could occur from the Authorized Participants’ inability to purchase new Creation Baskets would likely not extend beyond the time when additional shares of USO would be registered and available for distribution.]

USO may limit the offering of its Creation Baskets if it determines that it cannot reasonably reinvest the proceeds in a manner that meets its investment objective and satisfy regulatory requirements and risk mitigation measures.

USO may determine that USO will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by USO’s current and other FCMs that limit USO and other market participants from investing in particular crude oil futures contracts, USO’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

The value of Treasury Bills and Money Market securities held by USO will fluctuate in value with changes in interest rates.

Interest rate risk is generally lower for shorter term investments and higher for longer term investments.  USO may be subject to a greater risk of rising interest rates than would normally be the case due to the current period of historically low rates and the effect of potential fiscal policy initiatives and resulting market reaction to those initiatives.  When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

USO may lose money by investing in government money market funds.

USO invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. USO cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Notwithstanding that USO could sustain losses upon the failure or bankruptcy of its FCM, the majority of USO’s assets are held in Treasuries, cash and/or cash equivalents with USO’s Custodian and would not be impacted by the bankruptcy of an FCM.

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

In addition, a service provider that has experienced a cyber-security incident may divert resources normally devoted to servicing USO to addressing the incident, which would be likely to have an adverse effect on USO’s operations. Cyber-attacks may also cause disruptions to the futures exchanges and clearinghouses through which USO invests in futures contracts, which could result in disruptions to USO’s ability to pursue its investment objective, resulting in financial losses to USO and its shareholders.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. USO and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including USO, have established business continuity plans, there are inherent limitations in such plans, including the possibility that certain risks have not been identified or that new risks will emerge before countervailing measures can be implemented.  Furthermore, USO cannot control cybersecurity plans and systems of its service providers, market makers or Authorized Participants.

USO’s investment returns could be negatively affected by climate change and greenhouse gas restrictions.

Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions or production and use of oil and gas.  These include adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Political and other actors and their agents increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability of or increase the cost for, financial and investment in the oil and gas sector and taking actions intended to promote changes in business strategy for oil and gas companies.  Many governments are also providing tax advantages and other subsidies to support transitioning to alternative energy sources or mandating the use of specific fuels other than oil or natural gas.  Depending on how policies are formulated and applied, they could have the potential to negatively affect USO’s investment returns and make oil and natural gas products more expensive or less competitive.

USO and USCF are subjects of class action litigation.  In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USO’s and USCF’s financial condition.

USO, USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USO and USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USO and USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USO’s or USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of USO and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

As of December 31, 2021, USO had approximately 483,384 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 168 baskets (comprising 16,800,000 shares) and 918 baskets (comprising 91,800,000 shares) for the three and twelve months ended December 31, 2021, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/21 to 10/31/21	5,400,000	$56.49
11/1/21 to 11/30/21	2,300,000	55.31
12/1/21 to 12/31/21	9,100,000	51.98
Total	16,800,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USO included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USO believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets in part attributable to the COVID-19 pandemic, related supply chain disruption, ongoing disputes among oil-producing countries, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe USO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USO cannot assure investors that the projections included in these forward-looking statements will come to pass. USO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described below, USO is currently unable to pursue its investment objective with the same high degree of success that it has in the past due to its limited ability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the same extent it was able to before the market conditions and regulatory limitations imposed on USO, which occurred in the Spring of 2020, and risk mitigation measures taken by USO’s FCMs as a result, as described herein, arose. As a result of such market conditions, the regulatory conditions that were and could again be imposed, and the risk mitigation measures imposed by its FCMs, there is still uncertainty as to whether USO will be able to achieve its investment objective within as narrow a percentage change difference in its NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020 due to the foregoing factors.

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

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments, including OTC swaps. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and risk mitigation measures taken by USO’s FCM, RBC Capital, and other FCMs that limit USO and other market participants from investing in particular crude oil futures contracts.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts (as defined above) in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020.

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

The following chart shows, for the period ending December 31, 2021, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries. These conditions, together with the prospect that such conditions could reoccur, severely limited and continue to significantly limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

●	In 2020, NYMEX and ICE Futures imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. As described in more detail below, the NYMEX ordered USCF, USO and the Related Public Funds (as defined herein) not to assume a position in the light sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in excess of 78,000 long futures contracts, for August 2020 in excess of 50,000 long futures contracts, and for September 2020 in excess of 35,000 long futures contracts. While these limits no longer apply, NYMEX’s current accountability levels for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and accountability levels for all months which is 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position limits are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.
●	In 2020, RBC imposed risk mitigation measures that constrained USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into agreements with RCG, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any FCM that, coupled with the risk measures already taken by RBC, would continue to limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty when and whether RBC will remove its limitations on holding certain positions in Oil Future Contracts, or whether, or to what extent, any such limits may be imposed by any other FCM in the future. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

These events significantly limited USO’s current ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. Accordingly, and because such factors have continued to evolve, USO has invested in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020, limited USO’s ability to invest in certain Oil Futures Contracts. As a result, USO was and will be limited in its ability to invest in Oil Futures Contracts, including the Benchmark Oil Futures Contract, and may be required to invest in other permitted investments including Other Oil-Related Interests, such as OTC swaps, and may hold larger amounts of Treasuries, cash and cash equivalents, which will further impair USO’s ability to meet its investment objective.

USO has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments but, until recently, USO’s need to exercise its discretion in making such investments has been limited. Certain circumstances including market conditions, applicable regulatory requirements and risk mitigation measures imposed by FCMs, counterparties or other market participants, have required USO to exercise greater discretion in investing than in the past. USO has established parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio as set forth and discussed in greater detail below. The application of the below parameters requires USO to exercise its discretion. If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on USO’s website at www.uscfinvestments.com.

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

USO will progress through the stages of the above-described waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions, liquidity requirements or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month or due to other regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors.

If, due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors, USO is not able to invest in a particular month contract described above, then it will adjust the methodology incrementally beginning from the nearest month contract available to it that it is reasonable or feasible to hold in light of such factors.

If USO uses OTC swaps or other instruments, those OTC swaps or instruments would also provide exposure to one or more of the same above-described permitted investments in varying months or contracts. USO also anticipates that to the extent it invests in Oil Futures Contracts other than WTI Oil Futures Contacts and Other Oil- Related Investments, it may enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

The investment intention announced by USO could change as a result of any or all of the following: evolving market conditions, liquidity requirements, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures contracts, or USO selling additional shares USO’s ability to invest in the Benchmark Oil Futures Contract could be limited by any of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, liquidity requirements, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

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

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations imposed on USO, for example, by its regulators and its FCMs, USO may be limited in investing in other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. Limitations on USO may negatively impact the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts will continue to be limited and USO may be required to invest in Other Oil-Related Interests. As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically has prior to the Spring of 2020.

[USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other-Oil Related Interests, is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.]

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. While these limits no longer apply, NYMEX current accountability levels for any one month in Benchmark Oil Futures Contracts, which is 10,000 contracts, and an accountability level for all months, which is 20,000 net futures contracts for light sweet crude oil do, apply. As of December 31, 2021, USO held 32,136 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2021, including when it held a maximum of 73,956 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month accountability limit.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Commencing with the monthly roll that occurred in May 2020, USO’s positions in Oil Futures Contracts and Other Oil Related Investments roll over a ten-day period, whereas previously USO’s positions would roll over a four-day period. As of May 1, 2020, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on its website www.uscfinvestments.com.

For the year ended December 31, 2021, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

The Benchmark Oil Futures Contract will be subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency. The share price of a government MMF can fall below the $1.00 share price. USO cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2021. The price of the Benchmark Oil Futures Contract started the year at $48.52 per barrel. The high of the year was on October 26, 2021 when the price reached $84.65 per barrel. The low for the year was on January 4, 2021, which was $47.62 per barrel. The year ended with the Benchmark Oil Futures Contract at $75.21 per barrel, an increase of approximately 55.01% over the year. USO’s per share NAV began the year at $33.07 and ended the year at $54.18 on December 31, 2021, an increase of approximately 63.83% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2021 contracts and ended with the February 2022 contracts. The increase of approximately 55.01% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2021, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2021, USO had issued 4,670,200,000 shares, 43,823,603 of which were outstanding. As of December 31, 2021, there were 956,800,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2021, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Per share net asset value, end of year	$54.18	$33.07
Average daily total net assets	$2,974,068,031	$3,419,675,764
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,301,816	$10,478,152
Annualized yield based on average daily total net assets	0.04%	0.31%
Management fee	$13,383,302	$15,388,313
Total fees and other expenses excluding management fees	$10,570,119	$12,908,095
Fees and expenses related the registration or offering of additional shares	$1,260,041	$3,203,939
Total commissions accrued to brokers	$1,123,971	$6,104,865
Total commissions as annualized percentage of average total net assets	0.04%	0.18%
Commissions accrued as a result of rebalancing	$858,171	$5,072,915
Percentage of commissions accrued as a result of rebalancing	76.35%	83.10%
Commissions accrued as a result of creation and redemption activity	$265,800	$1,031,950
Percentage of commissions accrued as a result of creation and redemption activity	23.65%	16.90%

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

The increase in the per share NAV for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to higher prices for WTI crude oil and the related increase in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2021, compared to the year ended December 31, 2020 was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.037)%, while the average daily change in the per share NAV of USO over the same time period was 0.012%. The average daily difference was 0.049% (or 4.9 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2021, the average daily change in the Benchmark Oil Futures Contract was (0.007)%, while the average daily change in the per share NAV of USO over the same time period was (0.025)%. The average daily difference was (0.018)% (or (1.8)% basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO‘s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2021. The second graph measures monthly changes since December 31, 2016 through December 31, 2021.

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

For the year ended December 31, 2021, the actual total return of USO as measured by changes in its per share NAV was 63.83%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $54.18. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $53.75 as of December 31, 2021, for a total return over the relevant time period of 62.53%. The difference between the actual per share NAV total return of USO of 63.83% and the expected total return based on the Benchmark Oil Futures Contract of 62.53% was a difference over the time period of 1.30%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2020, the actual total return of USO as measured by changes in its per share NAV was (67.66)%. This was based on an initial per share NAV of 102.27* as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $33.07. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $58.31 as of December 31, 2020, for a total return over the relevant time period of (42.98)%. The difference between the actual per share NAV total return of USO of (67.66)% and the expected total return based on the Benchmark Oil Futures Contract of (42.98)% was a difference over the time period of (24.68)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that there will be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. That said, in the third quarter of 2021 the average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.023% (or 2.3 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may begin to rise over the near future. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2021, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts, and FCM risk mitigation measures that were imposed on USO, in 2020, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts and was limited in its investments in the Benchmark Oil Futures Contract.  In order to continue to meet its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Continued holdings in these later month contracts may allow USO to experience lesser effects from contango than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. Likewise, continued holdings in these later month contracts also could cause USO to experience lesser effects from backwardation than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. While USO continues to invest in later month contracts, there is no assurance that this will continue and if USO returns to primarily investing in the Benchmark Oil Futures Contract it will be subject to greater effects of contango and backwardation.

Crude Oil Market. During the year ended December 31, 2021, the price of the front month WTI crude oil futures contract traded in a range between $47.62 to $84.65. Prices increased 55.01% from December 31, 2020 through December 31, 2021, finishing the year at $75.21.

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

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to an average of $68.00 per barrel during calendar year 2021.

WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 418 mb by the end of the fourth quarter of 2021. Crude oil production in the United States fell below 10 mbd twice in 2020 and once in early 2021 after peaking at 13.1 mbd in March of 2020. U.S. Production rose to 11.8 mbd by December 31, 2021.  Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 31, 2021. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 production levels. Meanwhile, U.S. vehicle miles traveled and jet fuel use have nearly recovered to pre-pandemic levels.  The ongoing demand recovery for crude oil has resulted in higher prices.  Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil.  However, elevated risk remains in the oil markets until the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2011 and December 31, 2021, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities, U.S. government bonds and global equities, and limited correlation with natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.716	0.717	0.584	0.669
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.540	0.616	0.585	0.521
Global Equities (FTSE World Index)			1.000	0.729	0.737	0.577	0.686
Unleaded Gasoline				1.000	0.807	0.403	0.837
Heating Oil					1.000	0.419	0.867
Natural Gas						1.000	0.350
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2021, movements of crude oil displayed strong correlation with unleaded gasoline, diesel- heating oil, large cap U.S. equities, U.S. Government bonds, global equities and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.993	1.000	0.959	0.956	0.868	0.944
US Gov’t Bonds (BEUSG4 Index)		1.000	0.994	0.945	0.953	0.891	0.937
Global Equities (FTSE World Index)			1.000	0.963	0.962	0.873	0.949
Unleaded Gasoline				1.000	0.989	0.857	0.988
Heating Oil					1.000	0.896	0.995
Natural Gas						1.000	0.887
Crude Oil							1.000

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

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in USO’s annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2021, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2020, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2021, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of December 31, 2021, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,264,418,396 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2021, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USO’s financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USO’s financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of December 31, 2021, USO’s portfolio held 32,136 Oil Futures Contracts traded on the NYMEX. As of December 31, 2021 USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2021, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2021 and 2020, including the schedule of investments as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 25, 2022

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $1,565,100,289 and $2,585,466,700, respectively) (Notes 2 and 5)	$1,565,100,289	$2,585,466,700
Equity in trading accounts:
Cash and cash equivalents (at cost $699,318,107 and $723,771,439, respectively)	699,318,107	723,771,439
Unrealized gain (loss) on open commodity futures contracts	114,437,224	401,443,958
Dividends receivable	33,715	3,683
Interest receivable	53,541	160,957
Prepaid insurance*	144,695	38,452
Prepaid registration fees	—	1,260,041
ETF transaction fees receivable	—	2,000

Total Assets	$2,379,087,571	$3,712,147,230

Liabilities and Partners’ Capital
Payable due to Broker	$—	$23,667,355
Payable for shares redeemed	—	59,405,821
General Partner management fees payable (Note 3)	938,440	1,407,565
Professional fees payable	3,616,000	1,903,173
Brokerage commissions payable	200,588	323,858
Directors’ fees payable*	44,337	52,049
License fees payable	128,940	169,663

Total Liabilities	4,928,305	86,929,484

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	2,374,159,266	3,625,217,746
Total Partners’ Capital	2,374,159,266	3,625,217,746

Total Liabilities and Partners’ Capital	$2,379,087,571	$3,712,147,230

Limited Partners’ shares outstanding	43,823,603	109,623,603
Net asset value per share	$54.18	$33.07
Market value per share	$54.36	$33.01

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	$450,997,278	6,313	$23,803,452	1.00
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	447,523,600	6,341	27,290,480	1.15
NYMEX WTI Crude Oil Futures April 2022 contracts, expiring March 2022	353,136,644	4,783	2,957,706	0.13
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	338,534,160	4,816	17,560,880	0.74
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	317,665,641	4,853	38,398,969	1.62
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	111,497,360	1,631	7,206,820	0.30
NYMEX WTI Crude Oil Futures December 2022 contracts, expiring November 2022	240,133,253	3,399	(2,781,083)	(0.12)
Total Open Futures Contracts*	$2,259,487,936	32,136	$114,437,224	4.82

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	31,002,000	$31,002,000	1.31
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	1,079,000,000	1,079,000,000	45.45
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	434,532,000	434,532,000	18.30
Total United States Money Market Funds		$1,544,534,000	65.06

#    Reflects the 7-day yield at December 31, 2021.

*    Collateral amounted to $699,318,107 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2020

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures February 2021 contracts, expiring January 2021	$632,796,307	14,943	$92,238,053	2.54
NYMEX WTI Crude Oil Futures March 2021 contracts, expiring February 2021	645,421,542	14,909	79,603,128	2.19
NYMEX WTI Crude Oil Futures April 2021 contracts, expiring March 2021	465,961,140	11,168	77,808,780	2.15
NYMEX WTI Crude Oil Futures May 2021 contracts, expiring April 2021	504,602,270	11,168	39,167,650	1.08
NYMEX WTI Crude Oil Futures June 2021 contracts, expiring May 2021	475,568,503	11,182	68,212,157	1.88
NYMEX WTI Crude Oil Futures July 2021 contracts, expiring June 2021	172,979,880	3,735	8,242,320	0.23
NYMEX WTI Crude Oil Futures December 2021 contracts, expiring November 2021	326,339,170	7,603	36,171,870	1.00
Total Open Futures Contracts*	$3,223,668,812	74,708	$401,443,958	11.07

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	10,002,000	$10,002,000	0.28
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	408,532,000	408,532,000	11.27
Total United States Money Market Funds		$418,534,000	11.55

#    Reflects the 7-day yield at December 31, 2020.

*    Collateral amounted to $723,771,439 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,911,763,583	$(2,251,576,260)	$220,179,889
Change in unrealized gain (loss) on open commodity futures contracts	(287,006,734)	363,923,391	231,913,525
Realized gain (loss) on short-term investments	—	—	11,258
Dividend income	431,883	1,949,571	2,957,196
Interest income*	869,933	8,528,581	29,461,116
ETF transaction fees	169,000	289,546	312,000
Total Income (Loss)	$1,626,227,665	$(1,876,885,171)	$484,834,984

Expenses
General Partner management fees (Note 3)	$13,383,302	$15,388,313	$6,461,273
Professional fees	6,994,549	2,694,975	1,440,997
Brokerage commissions	1,123,971	6,104,865	2,423,017
Directors’ fees and insurance	745,448	391,372	333,741
License fees	446,110	512,944	215,376
Registration fees	1,260,041	3,203,939	504,876
Total Expenses	$23,953,421	$28,296,408	$11,379,280
Net Income (Loss)	$1,602,274,244	$(1,905,181,579)	$473,455,704
Net Income (Loss) per limited partner share	$21.11	$(69.20)	$25.59†
Net Income (Loss) per weighted average limited partner share	$24.54	$(16.61)	$31.24†
Weighted average limited partner shares outstanding	65,289,630	114,667,411	15,155,959†
*	Interest income does not exceed paid in kind of 5%.
†	On April 28, 2020, there was a 1-for-8 reverse share split. The Statements of Operations have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital
For the years ended December 31, 2021, 2020 and 2019

		Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019†
Balances at beginning of year	$3,625,217,746	$1,170,976,258	$1,468,461,712
Addition of 26,000,000, 207,062,500 and 34,137,500 partnership shares, respectively	1,239,249,023	8,030,979,653	3,196,742,422
Redemption of (91,800,000), (108,888,897) and (41,837,500) partnership shares, respectively	(4,092,581,747)	(3,671,556,586)	(3,967,683,580)
Net income (loss)	1,602,274,244	(1,905,181,579)	473,455,704

Balances at end of year	$2,374,159,266	$3,625,217,746	$1,170,976,258

*General Partners’ shares outstanding and capital for the periods presented were zero.

†On April 28, 2020, there was a 1-for-8 reverse share split. The Statements of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 1-for-8 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$1,602,274,244	$(1,905,181,579)	$473,455,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	287,006,734	(363,923,391)	(231,913,525)
(Increase) decrease in dividends receivable	(30,032)	2,200	138,151
(Increase) decrease in interest receivable	107,416	(132,758)	831
(Increase) decrease in prepaid insurance*	(106,243)	817	(7,571)
(Increase) decrease in prepaid registration fees	1,260,041	(1,185,800)	504,876
(Increase) decrease in ETF transaction fees receivable	2,000	—	—
Increase (decrease) in payable due to Broker	(23,667,355)	14,846,706	8,820,649
Increase (decrease) in General Partner management fees payable	(469,125)	939,671	(116,084)
Increase (decrease) in professional fees payable	1,712,827	449,177	(287,285)
Increase (decrease) in brokerage commissions payable	(123,270)	233,897	—
Increase (decrease) in directors’ fees payable*	(7,712)	8,661	441
Increase (decrease) in license fees payable	(40,723)	129,894	(13,869)
Net cash provided by (used in) operating activities	1,867,918,802	(2,253,812,505)	250,582,318

Cash Flows from Financing Activities:
Addition of partnership shares	1,239,249,023	8,030,979,653	3,218,764,872
Redemption of partnership shares	(4,151,987,568)	(3,644,174,420)	(3,950,037,755)
Net cash provided by (used in) financing activities	(2,912,738,545)	4,386,805,233	(731,272,883)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,044,819,743)	2,132,992,728	(480,690,565)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	3,309,238,139	1,176,245,411	1,656,935,976
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$2,264,418,396	$3,309,238,139	$1,176,245,411

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$1,565,100,289	$2,585,466,700	$1,026,973,397
Equity in Trading Accounts:
Cash and cash equivalents	699,318,107	723,771,439	149,272,014
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,264,418,396	$3,309,238,139	$1,176,245,411

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2021, 2020 and 2019

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

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares during the past year relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2021, USO held 32,136 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2021, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2021, 2020 and 2019, USO incurred $1,260,041, $3,203,939 and $504,876 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $745,448 for USO and, in the aggregate for USO and the Related Public Funds, $1,081,963. For the year ended December 31, 2020, these fees and expenses were $585,896 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2020 was $391,372. For the year ended December 31, 2019, these fees and expenses were $556,951 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2019 was $333,741.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2021, 2020 and 2019, USO incurred $446,110, $512,944 and $215,376, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $6,800,000 for the year ending December 31, 2021. For the years ending December 31, 2020, and 2019 USO’s investor reporting costs totaled $2,178,975 and $1,400,997 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Total commissions accrued to brokers	$1,123,971	$6,104,865	$2,423,017
Total commissions as annualized percentage of average total net assets	0.04%	0.18%	0.17%
Commissions accrued as a result of rebalancing	$858,171	$5,072,915	$2,052,263
Percentage of commissions accrued as a result of rebalancing	76.35%	83.10%	84.70%
Commissions accrued as a result of creation and redemption activity	$265,800	$1,031,950	$370,754
Percentage of commissions accrued as a result of creation and redemption activity	23.65%	16.90%	15.30%

The decrease in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through December 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2021 and December 31, 2020, USO held investments in money market funds in the amounts of $1,544,534,000 and $418,534,000, respectively. USO also holds cash deposits with its custodian. As of December 31, 2021 and December 31, 2020, USO held cash deposits and investments in Treasuries in the amounts of $719,884,396 and $2,890,704,139 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019*
Per Share Operating Performance:
Net asset value, beginning of year	$33.07	$102.27	$76.68
Total income (loss)	21.48	(68.95)	26.34
Total expenses	(0.37)	(0.25)	(0.75)
Net increase (decrease) in net asset value	21.11	(69.20)	25.59
Net asset value, end of year	$54.18	$33.07	$102.27

Total Return	63.83%	(67.66)%	33.37%

Ratios to Average Net Assets
Total income (loss)	54.68%	(54.88)%	33.77%
Management fees	0.45%	0.45%	0.45%
Total expenses excluding management fees	0.36%	0.38%	0.34%
Net income (loss)	53.87%	(55.71)%	32.97%

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

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021 and 2020.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$727,913,736	$661,006,102	$140,294,965	$97,012,862
Total Expenses	6,444,629	6,768,609	5,628,576	5,111,607
Net Income (Loss)	$721,469,107	$654,237,493	$134,666,389	$91,901,255
Net Income (Loss) per Share	$7.33	$9.47	$2.78	$1.53

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020*	2020	2020	2020
Total Income (Loss)	$(1,614,034,624)	$(916,724,948)	$91,637,158	$562,237,243
Total Expenses	3,338,866	10,338,213	7,746,606	6,872,723
Net Income (Loss)	$(1,617,373,490)	$(927,063,161)	$83,890,552	$555,364,520
Net Income (Loss) per Share	$(68.33)	$(5.92)	$0.47	$4.58

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

The following table summarizes the valuation of USO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,544,534,000	$1,544,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	114,437,224	114,437,224	—	—

The following table summarizes the valuation of USO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$418,534,000	$418,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	401,443,958	401,443,958	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$114,437,224	$401,443,958

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2021		December 31, 2020		December 31, 2019
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,911,763,583		$(2,251,576,260)		$220,179,889

	Change in unrealized gain (loss) on open positions		$(287,006,734)		$363,923,391		$231,913,525

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	59	Management Director, Vice President
Andrew F Ngim	61	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	62	Management Director
John P. Love	50	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	58	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	63	Chief Compliance Officer
Ray W. Allen	65	Portfolio Manager
Kevin A. Baum	51	Chief Investment Officer
Gordon L. Ellis	75	Independent Director
Malcolm R. Fobes III	57	Independent Director
Peter M. Robinson	64	Independent Director

Ray W. Allen, 65, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 51, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016,  a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 58, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. (“Concierge”), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017.  He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 59, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber serves as CEO of a newly formed Concierge subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 50, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016.  Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 61, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and as the portfolio manager of the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 62, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 63, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 75, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 57, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 64, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, USO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2021, USO accrued aggregate management fees of $13,383,302.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2021, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2021 was $745,448.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$66,006	NA	NA	NA	$—	$—	$66,006
Gordon L. Ellis	$66,006	NA	NA	NA	$—	$—	$66,006
Malcolm R. Fobes III(1)	$79,207	NA	NA	NA	$—	$—	$79,207
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2021	2020
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 77.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15 (17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Oil Fund, LP and Macquarie Bank Limited.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(16)	Filed herewith.
(17)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on December 1, 2021.

Item 16. Form 10-K Summary.

None.

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

Date: February 25, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 25, 2022
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 25, 2022
John P. Love

/s/ Andrew F Ngim	Management Director	February 25, 2022
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 25, 2022
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 25, 2022
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 25, 2022
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 25, 2022
Malcolm R. Fobes III