Form 10-Q
period 2022-03-31
United States Oil Fund, LP
filed 2022-05-06
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 36,123,603 outstanding shares as of May 2, 2022.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $2,274,171,075 and $1,565,100,289, respectively) (Notes 2 and 5)	$2,274,171,075	$1,565,100,289
Equity in trading accounts:
Cash and cash equivalents (at cost $884,607,578 and $699,318,107, respectively)	884,607,578	699,318,107
Unrealized gain (loss) on open commodity futures contracts	269,339,826	114,437,224
Unrealized gain (loss) on open swap contracts	(1,287)	—
Dividends receivable	238,484	33,715
Interest receivable	70,979	53,541
Prepaid insurance*	622,663	144,695
ETF transaction fees receivable	3,000	—

Total Assets	$3,429,052,318	$2,379,087,571

Liabilities and Partners’ Capital
Payable due to Broker	$141,241,750	$—
Payable for shares redeemed	69,614,874	—
General Partner management fees payable (Note 3)	1,309,384	938,440
Professional fees payable	3,315,103	3,616,000
Brokerage commissions payable	159,813	200,588
Directors’ fees payable*	45,055	44,337
License fees payable	136,250	128,940

Total Liabilities	215,822,229	4,928,305

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	3,213,230,089	2,374,159,266
Total Partners’ Capital	3,213,230,089	2,374,159,266

Total Liabilities and Partners’ Capital	$3,429,052,318	$2,379,087,571

Limited Partners’ shares outstanding	43,523,603	43,823,603
Net asset value per share	$73.83	$54.18
Market value per share	$74.12	$54.36
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	$525,985,831	6,048	$80,507,609	2.50
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	535,527,052	6,156	70,962,068	2.21
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	407,652,247	4,695	47,199,353	1.47
NYMEX WTI Crude Oil Futures CL August 2022 contracts, expiring July 2022	435,913,024	4,784	18,949,696	0.59
NYMEX WTI Crude Oil Futures September 2022 contracts, expiring August 2022	298,252,070	3,250	5,037,930	0.16
NYMEX WTI Crude Oil Futures October 2022 contracts, expiring September 2022	153,265,396	1,651	(1,670,576)	(0.05)
NYMEX WTI Crude Oil Futures December 2022 contracts, expiring November 2022	406,545,454	5,077	48,353,746	1.50
Total Open Futures Contracts*	$2,763,141,074	31,661	$269,339,826	8.38

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	1,101,000,000	$1,101,000,000	34.26
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.23%#	1,015,000,000	1,015,000,000	31.59
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	158,000,000	158,000,000	4.92
Total United States Money Market Funds		$2,274,000,000	70.77

Open OTC Commodity Swap Contracts

Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration		Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Notional Amount	Contracts	Received)	Contracts(a)
MQCP361E Index(b)Ù	0.26%	Macquarie Bank Ltd.	monthly	7/21/2022	180,623,773	180,622,486	—	(1,287)
(a)	Reflects the value at reset date of March 31, 2022.
(b)	Custom index comprised of a basket of underlying instruments.
#	Reflects the 7-day yield at March 31, 2022.
*	Collateral amounted to $868,889,401 on open commodity futures contracts.
˄	Collateral amounted to $20,120,000 on open OTC commodity swap contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$636,420,317	$775,473,170
Realized gain (loss) on swap contracts	31,524,277	—
Change in unrealized gain (loss) on open commodity futures contracts	154,902,602	(48,013,241)
Change in unrealized gain (loss) on open swap contracts	(1,287)	—
Dividend income	305,282	82,475
Interest income*	197,062	306,332
ETF transaction fees	52,000	65,000
Total Income (Loss)	$823,400,253	$727,913,736

Expenses
General Partner management fees (Note 3)	$3,186,392	$3,813,588
Professional fees	774,374	1,152,074
Brokerage commissions	223,929	304,679
Directors' fees and insurance	209,743	102,168
License fees	106,213	127,120
Registration fees	—	945,000
Total Expenses	$4,500,651	$6,444,629
Net Income (Loss)	$818,899,602	$721,469,107
Net Income (Loss) per limited partner share	$19.65	$7.33
Net Income (Loss) per weighted average limited partner share	$19.08	$8.15
Weighted average limited partner shares outstanding	42,925,825	88,481,381
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$2,374,159,266	$3,625,217,746
Addition of 15,400,000 and 3,700,000 partnership shares, respectively	1,114,838,644	145,539,465
Redemption of (15,700,000) and (40,500,000) partnership shares, respectively	(1,094,667,423)	(1,550,053,213)
Net income (loss)	818,899,602	721,469,107

Balances at end of period	$3,213,230,089	$2,942,173,105
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$818,899,602	$721,469,107
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(154,902,602)	48,013,241
Change in unrealized gain (loss) on open swap contracts	1,287	—
(Increase) decrease in dividends receivable	(204,769)	(45,978)
(Increase) decrease in interest receivable	(17,438)	103,022
(Increase) decrease in prepaid insurance*	(477,968)	(597,492)
(Increase) decrease in prepaid registration fees	—	945,000
Increase (decrease) in payable due to Broker	141,241,750	70,211,184
Increase (decrease) in General Partner management fees payable	370,944	(133,023)
Increase (decrease) in professional fees payable	(300,897)	(872,663)
Increase (decrease) in brokerage commissions payable	(40,775)	(88,583)
Increase (decrease) in directors' fees payable*	718	(4,584)
Increase (decrease) in license fees payable	7,310	(13,725)
Net cash provided by (used in) operating activities	804,577,162	838,985,506

Cash Flows from Financing Activities:
Addition of partnership shares	1,114,835,644	133,157,742
Redemption of partnership shares	(1,025,052,549)	(1,495,289,864)
Net cash provided by (used in) financing activities	89,783,095	(1,362,132,122)

Net Increase (Decrease) in Cash and Cash Equivalents	894,360,257	(523,146,616)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	2,264,418,396	3,309,238,139
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$3,158,778,653	$2,786,091,523

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$2,274,171,075	$2,279,197,828
Equity in Trading Accounts:
Cash and cash equivalents	884,607,578	506,893,695
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,158,778,653	$2,786,091,523
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. The Benchmark Oil Futures Contract is the futures contract for light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. Specifically, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. USO is currently unable to pursue its investment objective with the same high degree of success that it has in the past due to its limited ability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the same extent it was able to before the market conditions that occurred in 2020, as described herein, and the resulting regulatory requirements imposed on USO, and risk mitigation measures taken, including those taken by USO’s FCMs. As a result of such market conditions, the regulatory conditions that were and could again be imposed and the risk mitigation measures described below, there is still uncertainty as to whether USO will be able to achieve its investment objective within as narrow a percentage change difference in its NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020 due to the foregoing factors.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USO’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below). USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2022, USO held 31,661 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2022, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, USO incurred $0 and $945,000 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the other Related Public Funds. USO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $846,000 for USO and, in the aggregate for USO and the other Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2022 and 2021, USO incurred $106,213 and $127,120, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,750,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$223,929	$304,679
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$149,838	$210,197
Percentage of commissions accrued as a result of rebalancing	66.91%	68.99%
Commissions accrued as a result of creation and redemption activity	$74,091	$94,482
Percentage of commissions accrued as a result of creation and redemption activity	33.09%	31.01%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of crude oil futures contracts being held and traded.

NYMEX Licensing Agreement

USO and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USO and the other Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USO expressly disclaims any association with the NYMEX or endorsement of USO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war in Ukraine, and continuing disputes among oil-producing countries. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Futures Contracts and/or Other Crude Oil-Related Investments.

All of the futures contracts held by USO through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, USO held investments in money market funds in the amounts of $2,274,000,000 and $1,544,534,000, respectively. USO also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, USO held cash deposits and investments in Treasuries in the amounts of $884,778,653 and $719,884,396 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$54.18	$33.07
Total income (loss)	19.75	7.40
Total expenses	(0.10)	(0.07)
Net increase (decrease) in net asset value	19.65	7.33
Net asset value, end of period	$73.83	$40.40

Total Return	36.27%	22.17%

Ratios to Average Net Assets
Total income (loss)	28.67%	21.18%
Management fees#	0.45%	0.45%
Total expenses excluding management fees#	0.19%	0.31%
Net income (loss)	28.52%	20.99%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$2,274,000,000	$2,274,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	269,339,826	269,339,826	—	—
OTC Commodity Swap Contracts	(1,287)	—	(1,287)	—

The following table summarizes the valuation of USO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,544,534,000	$1,544,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	114,437,224	114,437,224	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value	Fair Value
	Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$269,339,826	$114,437,224
Swap - Commodity Contracts	Liabilities	$(1,287)	$—

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$636,420,317		$775,473,170

	Change in unrealized gain (loss) on open positions		$154,902,602		$(48,013,241)

OTC Swap-Commodity Contracts	Realized gain (loss) on closed positions	$31,522,990		$—

	Change in unrealized gain (loss) on open positions		$(1,287)		$—

NOTE 8 — SUBSEQUENT EVENTS

USO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the following.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Oil Fund, LP (“USO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USO believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets in part attributable to the COVID-19 pandemic in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe USO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USO cannot assure investors that the projections included in these forward-looking statements will come to pass. USO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this annual report on Form 10-K, and USO assumes no obligation to update any such forward-looking statements. Although USO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USO may make directly to them or through reports that USO files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and may cause USO to invest in Other Oil-Related Investments, including OTC swaps. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing); and risk mitigation measures taken, or that could be taken in the future, by one of USO’s FCMs.

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

USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other Oil-Related Investments (as defined below), is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.

The following chart shows, for the period ending March 31, 2022, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences.  The calculation is repeated daily.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions, together with the prospect that such conditions could reoccur, severely limited and continue to significantly limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

● In 2020, NYMEX and ICE Futures imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. While those limits no longer apply, NYMEX’s current accountability level for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and the accountability level for all months is 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position limits are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.

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

● Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into agreements with RCG, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract consistent with USO's announced investment strategy. USO cannot predict whether, or to what extent, any FCM may impose limitations on its holding certain positions in Oil Future Contracts at any time. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.

● A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

Commencement of investing in investments other than the Benchmark Futures Contract. The foregoing events significantly limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. During that time, USO had to invest in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020, limited USO’s ability to invest in certain Oil Futures Contracts, including the Benchmark Oil Futures Contract. As a result, USO has and may be required to invest in other permitted investments including Other Oil-Related Investments, including OTC swaps, and may hold larger amounts of Treasuries, cash and cash equivalents, which could further impair USO’s ability to meet its investment objective. USO continues to invest in other Oil Futures Contracts and Other Oil-Related Investments, which may impact USO’s ability to pursue its investment objective with the same high degree of success as it had prior to the Spring of 2020.

Current Investment Parameters. As noted above, USO has had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments but, until the market and other events occurring in 2020 described herein, USO’s need to exercise this ability to make such investments had been limited. Certain circumstances including market conditions, regulatory requirements and risk mitigation measures imposed by FCMs, counterparties or other market participants, have required and continue to require USO to exercise greater discretion in investing than in the past. The current parameters for the decision-making regarding the permitted investments USO will hold and the intended order of priority it will consider in selecting investments to be held in USO’s portfolio are set forth and discussed in greater detail below. The application of these parameters requires USO to exercise its discretion. If, due to market conditions (including liquidity requirements), regulatory requirements, risk mitigation measures, or other factors, USO is not able to invest in accordance with such parameters and the intended order of priority, such methodology may change. The type and percentages of investments to be held by USO at the end of the monthly roll period as well as for any rebalances are published on USO's website at www.uscfinvestments.com.

Accordingly, for the foreseeable future, to address and comply with the market conditions (including liquidity requirements), regulatory requirements, risk mitigation measures or other factors that have influenced, and may continue to influence, its investment decisions, USO intends to buy or sell the following permitted investments taking into account the order, or waterfall, set forth below when USO increases or decreases either its portfolio overall or its holdings of particular investments:

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

USO will progress through the stages of the above-described waterfall of permitted investments as it approaches regulatory or other limits or as necessary to address market conditions (including liquidity requirements), regulatory requirements, risk mitigation measures, or other factors, including additional investments in USO, requiring consideration of particular levels of the waterfall. Generally, USO will invest in each stage of the waterfall in the order described above. However, USO, in its sole discretion, may proceed to invest in a further stage of the waterfall (i.e., skipping over a particular stage) if it determines it may exceed position limits in the immediately following stage of the above waterfall within the next month or due to other regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors.

If, due to market conditions (including liquidity requirements), regulatory requirements, risk mitigation measures, or other factors, USO is not able to invest in a particular month contract described above, then it will adjust the methodology incrementally beginning from the nearest month contract available to it that it is reasonable or feasible to hold in light of such factors.

USO uses OTC swaps or other instruments, to provide exposure to one or more of the same above-described permitted investments in varying months or contracts. USO also anticipates that to the extent it invests in Oil Futures Contracts other than WTI Oil Futures Contacts and Other Oil- Related Investments, it may enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

The investment intention announced by USO could change as a result of any or all of the following: evolving market conditions (including liquidity requirements), a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures taken, or that could be taken, by market participants, generally, including USO, with respect to USO acquiring additional Oil Futures contracts, or USO selling additional shares USO’s ability to invest in the Benchmark Oil Futures Contract could be limited by any of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions (including liquidity requirements), regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held in order to satisfy potential margin requirements.

USCF may not be able to fully invest USO’s assets in Benchmark Oil Futures Contracts or other Oil Futures Contracts having an aggregate notional amount exactly equal to USO’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts and other Oil Futures Contracts are for a specified amount of a particular commodity, and USO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract and other Oil Futures Contracts through the use of Other Oil-Related Investments, such as OTC contracts (e.g., swaps) that have better correlation with changes in price of the Benchmark Oil Futures Contract.

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

As a result of market conditions and the regulatory response that occurred in the Spring of 2020 and thereafter, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, and risk mitigation measures imposed by its FCMs, USO invested, and continues to invest, in Oil Futures Contracts in months other than the Benchmark Oil Futures Contracts as well as Other Oil Interests. While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations imposed on USO for example, by its regulators and its FCMs, or other conditions, USO may be limited in investing in other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. Limitations on USO may negatively impact the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. Investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts may be limited and USO may be required to invest in Other Oil-Related Investments. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically has prior to the Spring of 2020.

USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other-Oil Related Investments, is intended to be temporary but may continue indefinitely if the developments resulting from the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to USO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USO are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2022, USO held 31,661 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2022, including when it held a maximum of 34,632 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

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

For the three months ended March 31, 2022, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

The Benchmark Oil Futures Contract is subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of USO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of USO in particular amounts and types of its permitted investments.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if USO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require USO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USO’s FCMs.

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

USO is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, USO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USO does not have material swaps exposure and, accordingly, USO will not be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls.  In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USO of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2022. The price of the Benchmark Oil Futures Contract started the period at $75.21 per barrel. The high of the period was on March 8, 2022 when the price reached $121.68 per barrel. The low of the period was on December 31, 2021 when the price dropped to $75.21 per barrel. The period ended with the Benchmark Oil Futures Contract at $100.28 per barrel, an increase of approximately 33.33% over the period. USO’s per share NAV began the period at $54.18 and ended the period at $73.83 on March 31, 2022, an increase of approximately 36.27% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2022 contracts and ended with the May 2022 contracts. The increase of approximately 33.33% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the three months ended March 31, 2022, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, USO had issued 4,685,600,000 shares, 43,523,603 of which were outstanding. As of March 31, 2022, there were 941,400,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$2,871,687,255	$3,436,938,606
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$502,344	$388,807
Annualized yield based on average daily total net assets	0.07%	0.05%
Management fee	$3,186,392	$3,813,588
Total fees and other expenses excluding management fees	$1,314,259	$2,631,041
Fees and expenses related to the registration or offering of additional shares	$—	$945,000
Total commissions accrued to brokers	$223,929	$304,679
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$149,838	$210,197
Percentage of commissions accrued as a result of rebalancing	66.91%	68.99%
Commissions accrued as a result of creation and redemption activity	$74,091	$94,482
Percentage of commissions accrued as a result of creation and redemption activity	33.09%	31.01%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2022, the average daily change in the Benchmark Oil Futures Contract was 0.513%, while the average daily change in the per share NAV of USO over the same time period was 0.508%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2022, the average daily change in the Benchmark Oil Futures Contract was 0.002%, while the average daily change in the per share NAV of USO over the same time period was (0.016)%. The average daily difference was (0.018)% (or (1.8) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of USO as measured by changes in its per share NAV was 36.27%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $73.83. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $76.21 as of March 31, 2022, for a total return over the relevant time period of 40.66%. The difference between the actual per share NAV total return of USO of 36.27% and the expected total return based on the Benchmark Oil Futures Contract of 40.66% was a tracking difference over the time period of (4.39)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2021, the actual total return of USO as measured by changes in its per share NAV was 22.17%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $40.40. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $40.44 as of March 31, 2021, for a total return over the relevant time period of 22.29%. The difference between the actual per share NAV total return of USO of 22.17% and the expected total return based on the Benchmark Oil Futures Contract of 22.29% was a difference over the time period of (0.12)%, which is to say that USO’s actual total return underperformed its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur.  As a result, investors in USO should expect that USO will continue to invest in other permitted investments and there have been and could be wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. During the first quarter of 2022 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was –% (or – basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2022, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that owned only the near month crude oil futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months of crude oil futures contracts. Generally speaking, when the crude oil futures market is in backwardation, a portfolio of only the near month crude oil futures contract may tend to have a higher total return than a portfolio of 12 months of the crude oil futures contract. Conversely, if the crude oil futures market was in contango, the portfolio containing only 12 months of crude oil futures contracts may tend to outperform the portfolio holding only the near month crude oil futures contract.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets.  Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the three months ended March 31, 2022, the price of the front month WTI crude oil futures contract traded in a range between $76.08 to $123.70. Prices increased 33.33% from December 31, 2021 through March 31, 2022 finishing the quarter at $100.28.

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

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to an average of $68.00 per barrel during calendar year 2021. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 418 mb by the end of the fourth quarter of 2021. Crude oil production in the United States fell below 10 mbd twice in 2020 and once in early 2021 after peaking at 13.1 mbd in March of 2020. U.S. production rose to 11.8 mbd by December 31, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 31, 2021. During the first quarter of 2022, U.S. production fell slightly to 11.7 mbd while OPEC production increased to 28.6 mbd. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 production levels, however, the demand for crude is rising and the balance between the supply and demand has become increasingly tight. U.S. vehicle miles traveled and jet fuel use have nearly recovered to pre-pandemic levels. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil.

The bullish fundamentals for crude oil prices as described above were already in place when Russia invaded the Ukraine in February of 2022, causing the United States and other countries and certain international organizations to imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export have been left stranded, which is exacerbating an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets with WTI crude oil rising to over $123.70 per barrel on March 8, 2022, falling back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility.

The bullish fundamentals that were already in place combined with the supply disruptions caused by war as well as sanctions imposed on Russian could result in additional increases in crude oil prices. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in the short-term. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships. Finally, while the impact of the COVID-19 pandemic appears to have decreased, elevated risk remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.705	0.697	0.570	0.658
US Gov't Bonds (BEUSG4 Index)		1.000	0.893	0.535	0.596	0.560	0.515
Global Equities (FTSE World Index)			1.000	0.719	0.717	0.561	0.676
Unleaded Gasoline				1.000	0.812	0.425	0.842
Heating Oil					1.000	0.442	0.863

Natural Gas	1.000	0.355
Crude Oil		1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.952	0.940	0.834	0.937
US Gov't Bonds (BEUSG4 Index)		1.000	0.993	0.945	0.936	0.847	0.939
Global Equities (FTSE World Index)			1.000	0.956	0.945	0.837	0.943
Unleaded Gasoline				1.000	0.992	0.860	0.987
Heating Oil					1.000	0.895	0.983
Natural Gas						1.000	0.869
Crude Oil							1.000

Source: Bloomberg, NYMEX

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2022, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, USO used other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2022, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of March 31, 2022, USO held cash deposits and investments in Treasuries and money market funds in the amount of $3,158,778,653 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of USO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USO have also entered into a licensing agreement with the NYMEX pursuant to which USO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. USO also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2022, USO’s portfolio held 31,661 Oil Futures Contracts traded on the NYMEX. As of March 31, 2022, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, USO entered into OTC transactions, OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of USO and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act.  It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022 (the “Form 10-K”) except for the following:

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO.

Significant market volatility has occurred in the crude oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, related supply chain disruptions, war, including the war in Ukraine, and continuing disputes among oil-producing countries. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In such a circumstance, USO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Oil-Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in USO’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of USO.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of oil and the price of the Benchmark Oil Futures Contract and Oil Futures Contracts is difficult to predict and depends on a number of factors that may have a negative impact on USO in the future.

USO’s rights under an OTC contract may be restricted by regulations.

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as USO) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to USO’s counterparties located in those jurisdictions. It is possible that these new requirements, as well as potential additional resulted government regulation, could adversely affect USO’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts.

The use of swap agreements may expose USO to early termination risk, which could result in significant losses to USO.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out USO’s position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to USO, or if USO defaults on certain terms of the swap agreement, or if there is a material decline in USO’s NAV on a particular day) and request immediate payment of amounts owed by USO under the agreement. If there is a significant drop in USO’s monthly NAV, the terms of the swap agreement may permit the counterparty to close out a transaction with USO at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. A swap counterparty may also have the right to close out USO’s position for no reason, in some cases with same day notice.

USO is not leveraged, but it could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 157 baskets (comprising 15,700,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	5,200,000	$61.29
2/1/22 to 2/28/22	2,400,000	$65.76
3/1/22 to 3/31/22	8,100,000	$76.31
Total	15,700,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022