Form 10-Q
period 2022-06-30
United States Oil Fund, LP
filed 2022-08-05
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 30,323,603 outstanding shares as of July 22, 2022.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $1,434,603,377 and $1,565,100,289, respectively) (Notes 2 and 5)	$1,434,603,377	$1,565,100,289
Equity in trading accounts:
Cash and cash equivalents (at cost $1,286,218,242 and $699,318,107, respectively)	1,286,218,242	699,318,107
Unrealized gain (loss) on open commodity futures contracts	44,958,530	114,437,224
Unrealized gain (loss) on open swap contracts	(2,396)	—
Dividends receivable	1,314,804	33,715
Interest receivable	78,625	53,541
Prepaid insurance*	463,490	144,695
ETF transaction fees receivable	5,000	—

Total Assets	$2,767,639,672	$2,379,087,571

Liabilities and Partners’ Capital
Payable due to Broker	$26,283,935	$—
Payable for shares redeemed	89,465,669	—
General Partner management fees payable (Note 3)	1,101,492	938,440
Professional fees payable	1,638,455	3,616,000
Brokerage commissions payable	118,733	200,588
Directors’ fees payable*	43,587	44,337
License fees payable	132,847	128,940

Total Liabilities	118,784,718	4,928,305

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	2,648,854,954	2,374,159,266
Total Partners’ Capital	2,648,854,954	2,374,159,266

Total Liabilities and Partners’ Capital	$2,767,639,672	$2,379,087,571

Limited Partners’ shares outstanding	33,023,603	43,823,603
Net asset value per share	$80.21	$54.18
Market value per share	$80.35	$54.36
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2022 contracts, expiring July 2022	$431,110,215	4,366	$30,637,945	1.16
NYMEX WTI Crude Oil Futures CL September 2022 contracts, expiring August 2022	453,958,450	4,479	7,826,450	0.29
NYMEX WTI Crude Oil Futures CL October 2022 contracts, expiring September 2022	337,169,270	3,454	9,163,310	0.35
NYMEX WTI Crude Oil Futures CL November 2022 contracts, expiring October 2022	375,667,448	3,543	(29,339,198)	(1.11)
NYMEX WTI Crude Oil Futures CL December 2022 contracts, expiring November 2022	301,452,859	3,624	44,856,581	1.69
NYMEX WTI Crude Oil Futures CL January 2023 contracts, expiring December 2022	129,759,563	1,232	(14,358,123)	(0.54)
NYMEX WTI Crude Oil Futures CL June 2023 contracts, expiring May 2023	234,707,135	2,635	(3,828,435)	(0.14)
Total Open Futures Contracts*	$2,263,824,940	23,333	$44,958,530	1.70

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	444,250,000	$444,250,000	16.77
Goldman Sachs Financial Square Government Fund - Institutional Shares, 1.36%#	72,850,000	72,850,000	2.75
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	917,500,000	917,500,000	34.64
Total United States Money Market Funds		$1,434,600,000	54.16

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MQCP361E Index(b)	0.26	Macquarie Bank Ltd.	monthly	07/21/2022	196,315,798	196,314,400	—	(1,398)
SGIXCWTI Index(b)	0.25	Societe Generale	monthly	12/30/2022	143,660,116	143,659,118	—	(998)
Total Open OTC Commodity Swap Contracts˄					339,975,914	339,973,518	—	(2,396)
(a)	Reflects the value at reset date of June 30, 2022.
(b)	Custom index comprised of a basket of underlying instruments.
#	Reflects the 7-day yield at June 30, 2022.
˄	Collateral amounted to $26,710,000 on open OTC commodity swap contracts.
*	Collateral amounted to $1,259,508,242 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$471,939,536	$538,294,832	$1,108,359,853	$1,313,768,002
Realized gain (loss) on swap contracts	1,153,417	—	32,677,694	—
Change in unrealized gain (loss) on open commodity futures contracts	(224,381,296)	122,354,167	(69,478,694)	74,340,926
Change in unrealized gain (loss) on open OTC commodity swap contracts	(1,109)	—	(2,396)	—
Dividend income	2,525,762	126,472	2,831,044	208,947
Interest income*	471,492	199,631	668,554	505,963
ETF transaction fees	47,000	31,000	99,000	96,000
Total Income (Loss)	$251,754,802	$661,006,102	$1,075,155,055	$1,388,919,838

Expenses
General Partner management fees (Note 3)	$3,330,584	$3,451,899	$6,516,976	$7,265,487
Professional fees	153,974	2,321,524	928,348	3,473,598
Brokerage commissions	190,980	350,906	414,909	655,585
Directors’ fees and insurance	206,305	214,176	416,048	316,344
License fees	111,020	115,063	217,233	242,183
Registration fees	—	315,041	—	1,260,041
Total Expenses	$3,992,863	$6,768,609	$8,493,514	$13,213,238
Net Income (Loss)	$247,761,939	$654,237,493	$1,066,661,541	$1,375,706,600
Net Income (Loss) per limited partner share	$6.38	$9.47	$26.03	$16.80
Net Income (Loss) per weighted average limited partner share	$6.77	$9.56	$26.83	$17.54
Weighted average limited partner shares outstanding	36,623,603	68,423,603	39,757,305	78,421,393
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$3,213,230,089	$2,942,173,105	$2,374,159,266	$3,625,217,746
Addition of 4,300,000, 5,100,000, 19,700,000 and 8,800,000 partnership shares, respectively	375,778,547	221,563,337	1,490,617,191	367,102,802
Redemption of (14,800,000), (16,300,000), (30,500,000) and (56,800,000) partnership shares, respectively	(1,187,915,621)	(744,591,625)	(2,282,583,044)	(2,294,644,838)
Net income (loss)	247,761,939	654,237,493	1,066,661,541	1,375,706,600

Balances at end of period	$2,648,854,954	$3,073,382,310	$2,648,854,954	$3,073,382,310
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,066,661,541	$1,375,706,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	69,478,694	(74,340,926)
Change in unrealized (gain) loss on open swap contracts	2,396	—
(Increase) decrease in dividends receivable	(1,281,089)	(35,562)
(Increase) decrease in interest receivable	(25,084)	87,707
(Increase) decrease in prepaid insurance*	(318,795)	(434,933)
(Increase) decrease in prepaid registration fees	—	1,260,041
(Increase) decrease in ETF transaction fees receivable	(5,000)	2,000
Increase (decrease) in payable due to Broker	26,283,935	139,009,153
Increase (decrease) in General Partner management fees payable	163,052	(250,875)
Increase (decrease) in professional fees payable	(1,977,545)	(305,477)
Increase (decrease) in brokerage commissions payable	(81,855)	(49,053)
Increase (decrease) in directors’ fees payable*	(750)	(5,301)
Increase (decrease) in license fees payable	3,907	(25,434)
Net cash provided by (used in) operating activities	1,158,903,407	1,440,617,940

Cash Flows from Financing Activities:
Addition of partnership shares	1,490,617,191	367,102,802
Redemption of partnership shares	(2,193,117,375)	(2,354,050,659)
Net cash provided by (used in) financing activities	(702,500,184)	(1,986,947,857)

Net Increase (Decrease) in Cash and Cash Equivalents	456,403,223	(546,329,917)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	2,264,418,396	3,309,238,139
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,720,821,619	$2,762,908,222

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$1,434,603,377	$2,029,621,313
Equity in Trading Accounts:
Cash and cash equivalents	1,286,218,242	733,286,909
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,720,821,619	$2,762,908,222
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2022, USO held 23,333 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2022, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, USO incurred $0 and $1,260,041, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2022 and 2021, USO incurred $217,233 and $242,183, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,300,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to conduct a banking business (“BNY Mellon”), to provide USO and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to USO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$414,909	$655,585
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$293,827	$511,882
Percentage of commissions accrued as a result of rebalancing	70.82%	78.08%
Commissions accrued as a result of creation and redemption activity	$121,082	$143,703
Percentage of commissions accrued as a result of creation and redemption activity	29.18%	21.92%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of crude oil futures contracts being held and traded.

Swap Dealer Agreements

USO entered into ISDA 2002 Master Agreements with each of Macquarie Bank Limited the (“Macquarie ISDA”) and Société Générale (“Société Générale ISDA”) on November 30, 2021 and June 13, 2022, respectively, pursuant to which each of Macquarie Bank Limited and Société Générale has agreed to serve as an over-the-counter (“OTC”) swap counterparty for USO. The Macquarie ISDA and the Société Générale ISDA each provide USO with the ability to invest in OTC swaps in furtherance of USO’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. USO may enter into OTC swap transactions under each of the Macquarie ISDA and Société Générale ISDA in light of the foregoing. Any OTC swap transactions of USO that are outstanding under the Macquarie ISDA and the Société Générale ISDA, along with USO’s other holdings, will be published on USO’s webpage, www.uscfinvestments.com.  In accordance with each of the swap agreements described above, USO pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war in Ukraine, and continuing disputes among oil-producing countries. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Futures Contracts and/or Other Oil-Related Investments.

All of the futures contracts held by USO through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, USO held investments in money market funds in the amounts of $1,434,600,000 and $1,544,534,000, respectively. USO also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, USO held cash deposits and investments in Treasuries in the amounts of $1,286,221,619 and $719,884,396 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$73.83	$40.40	$54.18	$33.07
Total income (loss)	6.49	9.57	26.24	16.97
Total expenses	(0.11)	(0.10)	(0.21)	(0.17)
Net increase (decrease) in net asset value	6.38	9.47	26.03	16.80
Net asset value, end of period	$80.21	$49.87	$80.21	$49.87

Total Return	8.64%	23.44%	48.04%	50.80%

Ratios to Average Net Assets
Total income (loss)	8.48%	21.48%	36.81%	42.66%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.09%	0.43%	0.14%	0.37%
Net income (loss)	8.35%	21.26%	36.52%	42.25%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$1,434,600,000	$1,434,600,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	44,958,530	44,958,530	—	—
OTC Commodity Swap Contracts	(2,396)	—	(2,396)	—

The following table summarizes the valuation of USO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,544,534,000	$1,544,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	114,437,224	114,437,224	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed Statements of	Fair Value	Fair Value
	Financial	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$44,958,530	$114,437,224
Swap - Commodity Contracts	Liabilities	$(2,396)	$—

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,108,359,853		$1,313,768,002

	Change in unrealized gain (loss) on open positions		$(69,478,694)		$74,340,926

OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$32,677,694		$—

	Change in unrealized gain (loss) on open positions		$(2,396)		$—

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

The following chart shows, for the period ending June 30, 2022, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

●	In 2020, NYMEX and ICE Futures imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. While those limits no longer apply, NYMEX’s current accountability level for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and the accountability level for all months is 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position limits are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.
●	In 2020, RBC imposed risk mitigation measures that constrained USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into agreements with RCG, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract consistent with USO’s announced investment strategy. USO cannot predict whether, or to what extent, any FCM may impose limitations on its holding certain positions in Oil Future Contracts at any time. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2022, USO held 23,333 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2022, including when it held a maximum of 34,632 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. For the six months ended June 30, 2022, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2022. The price of the Benchmark Oil Futures Contract started the period at $75.21 per barrel. The high of the period was on March 8, 2022 when the price reached $121.68 per barrel. The low of the period was on December 31, 2021 when the price dropped to $75.21 per barrel. The period ended with the Benchmark Oil Futures Contract at $105.76 per barrel, an increase of approximately 40.62% over the period. USO’s per share NAV began the period at $54.18 and ended the period at $80.21 on June 30, 2022, an increase of approximately 48.04% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2022 contracts and ended with the August 2022 contracts. The increase of approximately 40.62% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the six months ended June 30, 2022, the crude oil futures market alternated between conditions of contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2022, USO had issued 4,689,900,000 shares, 33,023,603 of which were outstanding. As of June 30, 2022, there were 937,100,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2022, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months	Six months
	ended	ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$2,920,437,582	$3,255,866,404
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,499,598	$714,910
Annualized yield based on average daily total net assets	0.24%	0.04%
Management fee	$6,516,976	$7,265,487
Total fees and other expenses excluding management fees	$1,976,538	$5,947,751
Fees and expenses related to the registration or offering of additional shares	$—	$1,260,041
Total commissions accrued to brokers	$414,909	$655,585
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$293,827	$511,882
Percentage of commissions accrued as a result of rebalancing	70.82%	78.08%
Commissions accrued as a result of creation and redemption activity	$121,082	$143,703
Percentage of commissions accrued as a result of creation and redemption activity	29.18%	21.92%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months	Three months
	ended	ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$2,968,652,191	$3,076,784,006
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,997,254	$326,103
Annualized yield based on average daily total net assets	0.40%	0.04%
Management fee	$3,330,584	$3,451,899
Total fees and other expenses excluding management fees	$662,279	$3,316,710
Fees and expenses related to the registration or offering of additional shares	$—	$315,041
Total commissions accrued to brokers	$190,980	$350,906
Total commissions as annualized percentage of average total net assets	0.03%	0.05%
Commissions accrued as a result of rebalancing	$143,989	$301,685
Percentage of commissions accrued as a result of rebalancing	75.39%	85.97%
Commissions accrued as a result of creation and redemption activity	$46,991	$49,221
Percentage of commissions accrued as a result of creation and redemption activity	24.61%	14.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2022, the average daily change in the Benchmark Oil Futures Contract was (0.025)%, while the average daily change in the per share NAV of USO over the same time period was (0.025)%. The average daily difference was (0.000)% (or (0.0) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2022, the average daily change in the Benchmark Oil Futures Contract was 0.005%, while the average daily change in the per share NAV of USO over the same time period was (0.013)%. The average daily difference was (0.018)% (or (1.8) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2022. The second graph measures monthly changes since June 30, 2017 through June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of USO as measured by changes in its per share NAV was 48.04%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $80.21. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $83.99 as of June 30, 2022, for a total return over the relevant time period of 55.02%. The difference between the actual per share NAV total return of USO of 48.04% and the expected total return based on the Benchmark Oil Futures Contract of 55.02% was a tracking difference over the time period of (6.98)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2021, the actual total return of USO as measured by changes in its per share NAV was 50.80%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $49.87. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $50.36 as of June 30, 2021, for a total return over the relevant time period of 52.28%. The difference between the actual per share NAV total return of USO of 50.80% and the expected total return based on the Benchmark Oil Futures Contract of 52.28% was a difference over the time period of (1.48)%, which is to say that USO’s actual total return underperformed its benchmark. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that USO will continue to invest in other permitted investments and that there have been and could be wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. During the first quarter of 2022 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was (0.000)% (or (0.0) basis points.

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be higher than interest earned by USO. As such, USCF anticipates that USO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2022, USO did not hold any Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Crude Oil Market. During the six months ended June 30, 2022, the price of the front month WTI crude oil futures contract traded in a range between $76.08 to $123.70. Prices increased 40.62% from December 31, 2021 through June 30, 2022 finishing the quarter at $105.76.

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

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to an average of $68.00 per barrel during calendar year 2021. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 418 mb by the end of the fourth quarter of 2021. Crude oil production in the United States fell below 10 mbd twice in 2020 and once in early 2021 after peaking at 13.1 mbd in March of 2020. U.S. production rose to 11.8 mbd by December 31, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 31, 2021. While the impact of the COVID-19 pandemic appears to have decreased, elevated risk from the pandemic remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export were left stranded, which exacerbated an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $105.76.  The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

By June 2022, U.S. production rose to 12.1 mbd while OPEC production increased to 28.6 mbd. Despite a recovery in demand, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels, and the balance between the supply and demand has become increasingly tight. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, and other geopolitical tensions, all suggest a bullish case for crude oil. Conversely, crude prices have fallen somewhat from the highs reached in mid-June on hopes that OPEC might be able to curtail some of the supply imbalance and concerns about growing growth.  Consumer responses to inflation, the end of the summer driving season, a strong dollar, and rising interest rates comprise other major factors that could lead to price declines in coming months.  Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down in the second half of 2022.

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

For the ten-year time period between June 30, 2012 and June 30, 2022, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.695	0.663	0.552	0.652
US Gov't Bonds (BEUSG4 Index)		1.000	0.897	0.534	0.580	0.539	0.520
Global Equities (FTSE World Index)			1.000	0.711	0.683	0.546	0.670
Unleaded Gasoline				1.000	0.788	0.439	0.842
Heating Oil					1.000	0.453	0.840
Natural Gas						1.000	0.365
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.986	1.000	0.937	0.881	0.781	0.931
US Gov't Bonds (BEUSG4 Index)		1.000	0.988	0.928	0.884	0.784	0.931
Global Equities (FTSE World Index)			1.000	0.943	0.888	0.788	0.938
Unleaded Gasoline				1.000	0.931	0.847	0.985
Heating Oil					1.000	0.862	0.937
Natural Gas						1.000	0.839
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2022, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2022, USO used other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2022, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of June 30, 2022, USO held cash deposits and investments in Treasuries and money market funds in the amount of $2,720,821,619 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of June 30, 2022, USO’s portfolio held 23,333 Oil Futures Contracts traded on the NYMEX. As of June 30, 2022, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2022, USO entered into OTC transactions, OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts, and EFRP transactions.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 148 baskets (comprising 14,800,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	7,400,000	$77.41
5/1/22 to 5/31/22	3,500,000	$82.33
6/1/22 to 6/30/22	3,900,000	$83.83
Total	14,800,000

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

Date: August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022