Form 10-K
period 2022-12-31
United States Oil Fund, LP
filed 2023-02-27
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from             to            .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐   Yes   ⌧   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐   Yes   ⌧   No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐   Yes   ☒   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2022 was $2,648,854,954.

The registrant had 24,423,603 outstanding shares as of February 22, 2023.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD ) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“GLDX”) and USCF Sustainable Battery Metals Strategy Fund, each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of USO.

USCF also serves as the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

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

UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

USO and the Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USO may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of USO to the futures commission merchants (“FCMs”), oversee the purchase and sale of USO’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of USO and manage USO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for USO (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, USO since April 1, 2020. Brown Brothers Harriman & Co. (“BBH&Co.”) served as the administrator and custodian for USO prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

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

To meet its investment objective, USO primarily invests in futures contracts for light, sweet crude oil, other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K. USO invests substantially the entire amount of its assets in Oil Interests while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USO are available on USO’s website at www.uscfinvestments.com.

Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract. Certain circumstances, including the market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and to invest in Other Oil-Related Investments, such as swap transactions based on the price of oil.

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

While it is USO’s expectation that at some point in the future it will be able to return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations being imposed on USO by its regulators and its FCMs, USO may be limited in investing in certain other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. These limitations would apply even if USO were to receive and accept requests for Redemption Baskets lowering its current holdings in Oil Futures Contracts below the limits now being imposed on it. The foregoing could limit the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in certain Oil Futures Contracts. As a result, investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts to continue to be limited, which has resulted in USO investing in Other Oil-Related Interests. As a result, there may be continued wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract, and that changes in USO’s share price may not be able to track changes in the price of the Benchmark Oil Futures Contract at the same favorable levels as before the foregoing limitations or within the range of its investment objective. The inability to closely track the Benchmark Oil Futures Contract and, as described below, the changes in its portfolio of investments and the impact of higher levels of contango, will impact the performance of USO and the value of its shares.

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

As discussed below, in May of 2020, USO extended the monthly roll/rebalancing period from a four-day period to a ten-day period. USO continues this monthly roll process with respect to its portfolio holdings, notwithstanding that its investments may not be concentrated in the first month futures contract. Currently, USO rolls and rebalances its portfolio to: (1) sell the earliest month of the futures contracts that it holds, (2) rebalance its portfolio in a manner that allows it to meet market conditions, regulatory requirements and other factors described herein, and (3) structure its investments within the foregoing limits in a way that allows USO to best pursue its stated investment objective.

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

In addition to disclosing USO’s end of day portfolio of investments, USO discloses any changes to its investment intentions on its website with respect to the type and percentage of investments in USO’s portfolio. The parameters for making decisions regarding the permitted investments USO holds, including the intended order of priority or waterfall it considers in selecting investments and the type of investments to be held in its portfolio is set forth in the section “What is USO’s Investment Strategy? - Investment Parameters”. Such parameters and order of priority are discretionary to USO and, as described below, can be changed by USO due to regulatory requirements, risk mitigation measures, market conditions, liquidity requirements or other factors. Further, the type and percentages of investments to be held by USO at the end of the monthly roll period as well as going forward, including for any rebalances, is published on its website at www.uscfinvestments.com. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

The investment intentions announced by USO on its website could change as a result of any or all of the following:

●	evolving market conditions;
●	a change in regulatory accountability levels and position limits imposed on USO with respect to its investments in Oil Futures Contracts; or
●	risk mitigation measures taken by the market participants generally, including USO, with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares.

USO’s ability to invest in the Benchmark Oil Futures Contract has been and continues to be limited by many of these occurrences. In addition, while determining the appropriate investments for USO’s portfolio in accordance with its current intention, or to address the foregoing changes in market conditions, regulatory requirements or risk mitigation measures, USO may need to hold significant portions of its portfolio in cash or cash equivalents beyond what it has historically held in order to satisfy potential margin requirements.

Creation and Redemption Baskets.

The shares issued by USO may only be purchased by Authorized Participants and only in blocks of 100,000 shares, called “Creation Baskets”. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 100,000 shares, called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USO. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Oil Futures Contract and Other Oil-Related Investments held by USO, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USO’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and risk mitigation measures taken by its FCMs and other market conditions, USO may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Oil Futures Contracts other than the Benchmark Oil Futures Contract or oil futures contracts issued by

NYMEX and ICE Futures with the same months and Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – The Commodity Interest Markets - Commodities Regulation” in this annual report on Form 10-K for a discussion of USO’s ability to invest in OTC transactions and cleared swaps.

As noted above, in 2020, various factors including, but not limited to, evolving market conditions, changes to regulatory requirements imposed on USO with respect to its investment in the Benchmark Oil Futures Contract or other Oil Futures Contracts, and risk mitigation measures taken by market participants generally, including USO, severely limited USO’s ability to invest in the Benchmark Oil Futures Contract and certain of the other investments in which USO traditionally would have invested a substantial portion of its portfolio. Moreover, because such factors have continued to evolve, together with the prospect that such factors could reoccur, USO has had to invest in other permitted investments instead of investing primarily in the Benchmark Oil Futures Contract and the cash-settled, but substantially similar, oil futures contract traded on ICE Futures (i.e., the ICE WTI Contract), but also has had to more frequently change the holdings in its portfolio than it has in the past. The foregoing factors have changed USO’s portfolio holdings and have resulted in wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020. However, these deviations are and were well within the plus or minus 10% range established as its benchmark tracking goal described above and, throughout 2021 and 2022, were within plus or minus one percent.

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

USO uses OTC swaps or other instruments to provide exposure to one or more of the same above-described permitted investments in varying months or contracts. USO also anticipates that to the extent it invests in Oil Futures Contracts other than WTI Oil Futures Contacts and Other Oil-Related Investments, it may enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USO and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits. The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter. The April 23 CME Letter ordered USCF, USO and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020. As of December 31, 2022, USO held 21,034 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2022, including when it held a maximum of 34,632 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit.

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

For the year ended December 31, 2022, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The April 23 CME Letter, discussed above, ordered USCF, USO and the Related Public Funds not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts as discussed in the CME Letters, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

During the reporting period of this annual report on Form 10-K, USO entered into OTC transactions, OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

RBC Capital’s primary address is 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for USO. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. On January 6, 2021, the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal dated June 29, 2018 and sent the case back to the French Court of Appeal for rehearing and therefore the proceeding is currently awaiting a new trial with the French Court of Appeal.

Royal Bank of Canada and other panel banks for the setting of the U.S. dollar London interbank offered rate (“LIBOR”) have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital has also been named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. In addition to the LIBOR actions, in January 2019, a number of financial institutions, including RBC Capital, were named in a purported class action in New York alleging violations of the U.S. antitrust laws and common law principles of unjust enrichment in the setting of LIBOR after the Intercontinental Exchange took over administration of the benchmark interest rate from the British Bankers’ Association in 2014 (the “ICE LIBOR action”). On March 26, 2020, the defendants’ motion to dismiss the ICE LIBOR action was granted. The plaintiffs filed a notice of appeal of that ruling to the United States Court of Appeals for the Second Circuit on April 24, 2020 and, thereafter, sought to substitute named plaintiffs. The Second Circuit permitted substitution, but has not yet ruled on the merits of the appeal. In August 2020, Royal Bank of Canada and other financial institutions were named as defendants in a separate, individual (i.e., non-class) action filed in California alleging that the usage and setting of LIBOR constitutes per se collusive conduct. In November 2020 and May 2021, plaintiffs sought a preliminary injunction with respect to the setting of ICE LIBOR; defendants opposed these motions and sought to transfer the matter to New York. On June 3, 2021, the court denied defendants’ motion to transfer. Defendants then moved to dismiss. Plaintiffs’ motions for a preliminary injunction and defendants’ motion to dismiss remain pending. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of these proceedings or the timing of their resolution.

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

Marex North America, LLC

On May 28, 2020, USO entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron, now Marex North America, LLC (“MNA”) to serve as a FCM for USO. This agreement requires MNA to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments which may be purchased or sold by or through MNA for USO's account. Under this agreement, USO pays MNA commissions for executing and clearing trades on behalf of USO.

MNA's primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. MNA is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MNA is a member of various U.S. futures and securities exchanges.

MNA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MNA's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MNA with respect to issues raised in various investigations. MNA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach.

MNA settled with the CFTC in September 2020 to pay a monetary penalty of $250,000 for failure to meet minimum adjusted net capital requirements. MNA improperly accounted for deductions arising out of an agreement that it entered to guarantee a revolving line of credit for an affiliated company when computing its net capital requirement.

MNA will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. MNA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MNA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

MNA is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with MNA or its trading principals arising from its acting as USO’s FCM.

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

BTIG, LLC, whose principal address is 600 Montgomery Street, Sixth Floor, San Francisco, CA, 94111, will act as an introducing broker for USO’s futures trading. BTIG is registered with the U.S. Securities and Exchange Commission as a broker-dealer, with the CFTC as an introducing broker, and is a member of FINRA and other regulatory agencies and exchanges. In the normal course of its regulated business activities, BTIG receives examinations, subpoenas, and inquiries from the regulatory organizations that oversee its various business activities. From January 2017 through December 2022, BTIG has not been involved in any material litigation.

BTIG, LLC is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there will be any conflicts of interest with BTIG, LLC or its trading principals arising from its acting as USO’s introducing broker.

Swap Dealer

Macquarie Bank Limited

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

Société Générale S.A

On June13, 2022, USO entered into an ISDA 2002 Master Agreement (the “SocGen ISDA”) with Société Générale S.A., pursuant to which Société Générale S.A. has agreed to serve asan OTC swaps counterparty for USO.

Société Générale S.A.’s principal address is 29 Boulevard Haussman Paris, 75009 France. Société GénéraleS.A. is registered with the CFTC as a swap dealer.

Société Générale S.A. is a large swap dealer subject to many different complex legal and regulatory requirements. As a result, certain of Société Générale S.A.’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with Société Générale S.A. with respect to issues raised in various investigations. In addition, Société Générale S.A. is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. Listed below are the civil, administrative, and/or criminal proceedings pending, on appeal, or concluded against Société Générale S.A. in the past five (5) years that are material to Société Générale S.A. serving as an OTC swaps counterparty to USO.

Notwithstanding agreements reached in 2018 with United States authorities regarding certain London Interbank Offered Rates and the Euro Interbank Offered Rate (the “IBOR matter”) and the dismissal on 30 November 2021 of legal proceedings brought by the United States Department of Justice in this matter, Société Générale S.A. continues to defend civil proceedings in the United States and has responded to information requests received from other authorities, including the Attorneys General of various States of the United States and the New York Department of Financial Services.

In the United States, Société Générale S.A., along with other financial institutions, has been named as a defendant in putative class actions involving the setting of U.S. Dollar LIBOR, Japanese Yen LIBOR, and Euribor rates and trading in instruments indexed to those rates.  Société Générale S.A. has also been named in several individual (non-class) actions concerning the U.S. Dollar LIBOR rate.  All of these actions are pending in the U.S. District Court in Manhattan.

As to US Dollar LIBOR, all claims against Société Générale S.A. were dismissed by the District Court or voluntarily dismissed by the plaintiffs, except in two putative class actions and one individual action that are effectively stayed. The class plaintiffs and a number of individual plaintiffs appealed the dismissal of their antitrust claims to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On 30 December 2021, the Second Circuit reversed the dismissal and reinstated the antitrust claims. These reinstated claims include those asserted by a proposed class of OTC plaintiffs and by OTC plaintiffs that have filed individual actions.

As to Japanese Yen LIBOR, the District Court dismissed the complaint brought by purchasers of Euroyen OTC derivative products. On 1 April 2020, the Second Circuit reversed the dismissal and reinstated the claims. On 30 September 2021, the District Court dismissed plaintiffs’ Racketeer Influenced and Corrupt Organizations Act claims but upheld plaintiffs’ antitrust and state law claims against Société Générale S.A. In the other action, brought by purchasers or sellers of Euroyen derivative contracts on the Chicago Mercantile Exchange on 27 September 2019, plaintiff filed a motion for class certification. On 25 September 2020, the District Court granted defendants’ motion for judgment on the pleadings and dismissed plaintiffs’ remaining claims. Plaintiff has appealed to the Second Circuit.

As to Euribor, the District Court dismissed all claims against Société Générale S.A. in the putative class action and denied the plaintiffs’ motion to file a proposed amended complaint. Plaintiffs have appealed those rulings to the Second Circuit.

In Argentina, Société Générale S.A., along with other financial institutions, has been named as a defendant in litigation brought by a consumer association on behalf of Argentine consumers who held government bonds or other specified instruments that paid interest tied to US Dollar LIBOR. The allegations concern violations of Argentine consumer protection law in connection with alleged manipulation of the US Dollar LIBOR rate. Société Générale S.A. has not yet been served with the complaint in this matter.

Beginning on 15 January 2019, Société Générale S.A. and SG Americas Securities, LLC, along with other financial institutions, were named in three putative antitrust class actions in the US District Court in Manhattan, which have since been consolidated. Plaintiffs allege that the USD ICE LIBOR panel banks conspired to make artificially low submissions to that benchmark in order to profit on their trading in derivatives tied to USD ICE LIBOR. Plaintiffs seek to certify a class comprised of US residents (individuals and entities) that transacted with a defendant in floating rate debt instruments or interest rate swaps tied to USD ICE LIBOR and received a payment at any time between 1 February 2014 to the present, regardless of when the instrument was purchased. By order dated 26 March 2020, the District Court dismissed the action. Plaintiffs appealed that ruling. On 6 April 2021, the Second Circuit permitted a new proposed class representative to intervene as a plaintiff in the appeal and denied defendants’ motion which sought dismissal of the appeal because the original proposed class representatives withdrew from the action.

Société Générale S.A., along with several other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with foreign exchange spot and derivatives trading. The action was brought by persons or entities that transacted in certain over-the-counter and exchange-traded foreign exchange instruments. Société Générale S.A. reached a settlement of USD 18 million, which was approved by the Court on 6 August 2018. On 7 November 2018, a group of individual entities that elected to opt out of the settlement filed a lawsuit against Société Générale S.A., SG Americas Securities, LLC and several other financial institutions. SG Americas Securities, LLC was dismissed by order dated 28 May 2020. Discovery is proceeding as to Société Générale S.A. and the other remaining defendants. On 11 November 2020, Société Générale S.A. was named, along with several other banks, in an action in the United Kingdom alleging collusion in the market for FX instruments. Société Générale S.A. is defending the action.

In May 2019, Société Générale Americas Securities (“SGAS”) was named, along with other financial institutions, as a defendant in a putative class action in the US alleging anticompetitive behavior in the pricing of agency bonds issued by USA Government Sponsored Enterprises (“GSEs”), including Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. On 16 June 2020, SGAS and twelve other bank defendants reached a final settlement with plaintiffs. Although SGAS’ share of the settlement is not public, the amount was not material from a financial statement perspective. SGAS was also named in four separate individual opt-out litigations by the following plaintiffs: the State of Louisiana (filed September 2019), the City of Baton Rouge/East Baton Rouge Parish and related entities (October 2019), Louisiana Asset Management Pool (April 2020), and the City of New Orleans and related entities (September 2020). These suits also asserted antitrust claims (and in some cases other related claims) against SGAS and multiple other bank defendants based on these plaintiffs’ purchases of GSE bonds. As to the opt-out litigations, a settlement was reached involving all defendants in June 2021, of which SGAS’s share was immaterial, and these actions have been dismissed. SGAS also received a subpoena from the United States Department of Justice in connection with its US agency bond business. SGAS responded to these requests and is cooperating with the Department of Justice investigation.

On 15 October 2020, Vestia, a Dutch housing developer, brought proceedings against Société Générale S.A. before the High Court of England regarding the conditions pursuant to which Vestia contracted derivative products with Société Générale S.A. between 2008 and 2011. Vestia claims that these transactions were outside of its capacity and alleges they were induced by corruption. Vestia seeks to rescind the transactions and recover the amounts paid to Société Générale S.A. pursuant to these transactions. On 8 January 2021, Société Générale S.A. filed a Statement of Defence and Counterclaim. On 11 October 2021, Société Générale S.A. and Vestia reached an agreement to settle this dispute without any admission of liability for Société Générale S.A.

On 29 September 2021, the United States Commodity Futures Trading Commission (“CFTC”) filed and settled charges against Société Générale S.A. for Société Générale S.A.’s failure to comply with certain swap dealer requirements for disclosing mid-market marks to counterparties, reporting inaccurate swap valuation data to a swaps data repository (SDR), and related supervision failures.  Société Générale S.A. agreed to a $1,500,000 civil monetary penalty, to cease and desist from further violations of the Commodity Exchange Act and CFTC regulations and to comply with certain undertakings, including continuing remediation efforts and updating the CFTC on its remediation efforts and compliance.

Société Générale S.A., along with other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with its involvement in the London Gold Market Fixing. The action is brought on behalf of persons or entities that sold physical gold, sold gold futures contracts traded on the Chicago Mercantile Exchange, sold shares in gold exchange-traded funds, sold gold call options traded on Chicago Mercantile Exchange, bought gold put options traded on Chicago Mercantile Exchange, sold OTC gold spot or forward contracts or gold call options, or bought OTC gold put options. Société Générale S.A., along with three other defendants, has reached a settlement to resolve this action for USD 50 million. By order dated 13 January 2022, the Court granted preliminary approval of the settlement. The final fairness hearing has been scheduled for 5 August 2022. Although Société Générale S.A.’s share of the settlement is not public, it was not material from a financial perspective. Société Générale S.A., along with other financial institutions, is also named as a defendant in two putative class actions in Canada (in the Ontario Superior Court in Toronto and Quebec Superior Court in Quebec City) involving similar claims. Société Générale S.A. is defending the claims.

Société Générale S.A. is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there will be any conflicts of interest with Société Générale S.A. or its trading principals arising from Société Générale S.A. acting as an OTC swaps counterparty to USO.

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

ALPS Distributors – Marketing Agent

$425,000 per annum plus an incentive fee as follows: 0.06% on USO’s assets from $0-500 million; 0.04% on USO’s assets from $500 million-$4 billion; and 0.03% on USO’s assets in excess of $4 billion through September 30, 2022 and commencing October 1, 2022, 0.025% on USO’s total net assets.

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

Compensation to USCF

USO is contractually obligated to pay USCF a management fee based on 0.45% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USOs total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by USO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex North America, LLC, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
(5)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(6) – 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2022 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$142,777,386
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$43,616,157
Other Amounts Paid or Accrued(7):	$50,946,467
Total Expenses Paid or Accrued:	$237,340,010
(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2022 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued(8):	0.16% annualized
Total Expenses Paid or Accrued:	0.75% annualized

(8)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $1,908,299 for the fiscal year ended December 31, 2022. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2022 were approximately $1,258,000 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2022 was $828,823.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to affect any sale or resale of shares. As of December 31, 2022, 15 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2022, USO issued 485 Creation Baskets and redeemed (641) Redemption Baskets.

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

The prices of shares offered by Authorized Participants are expected to fall between USO’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either USO or USCF, and no such person has any obligation or responsibility to USCF or USO to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market, availability of Creation Baskets, the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. As an example, on April 21, 2020, the price per of USO shares sold in the secondary market was 36% higher than the end of day per share NAV of USO. This discrepancy was attributable to increased demand for USO shares due to market forces and USO’s having temporarily halted the offer for purchase of Creation Baskets.

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

USO is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, USO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USO does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require USO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by USO’s FCM.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices, demand and, therefore, may have an adverse impact on commodity prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for commodities. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other factors impacting the crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO. Significant market volatility has recently occurred in the commodities markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chair disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Oil Futures Contracts. In such a circumstance, USO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that have led to increased volatility in the price of certain commodities, and may lead to volatility in USO’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of commodity futures, and the NAV or share price of USO.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of light, sweet crude oil and the prices of the Oil Interests, is difficult to predict and depends on a number of factors that may have a negative impact on USO in the future.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of USO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and may continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on USO and, on the global economy, cannot be determined with certainty.

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

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO's shares for hedging purposes involves the following risks:

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USO’s investments to greater volatility than investments in traditional securities.

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

The correlation between changes in prices of the Benchmark Oil Futures Contract and the spot price of light, sweet crude oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative crude oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences in gasoline futures trading.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USO’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by USO in making allocations for tax purposes and other factors, an investor’s allocable share of USO’s income, gain, deduction, loss or credit may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded partnerships such as USO is in many respects uncertain. USO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by a Trust Series of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986 (the “Code”) and applicable Treasury Regulations, which would require USO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes plus deficiency interest.

USO may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If USO is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of USO and would likely have an adverse impact on the value of the shares. Under certain circumstances, USO may be eligible to elect to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as USO to elect this treatment is uncertain. If the election is made, USO would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

USO could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

USO has received an opinion of counsel that, under current U.S. federal income tax laws, USO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) USO is organized and operated in accordance with its governing agreements and applicable law and (iii) USO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that USO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that USO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deduction and credits proportionately to its shareholders, USO would be subject to tax. U.S. federal income imposed at applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to its shares, if it were to be treated as a corporation for U.S. federal income tax purposes, any distributions would be taxable to shareholders as dividend income to the extent of USO’s current and accumulated earnings and profits. Taxation of USO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, but it is taxed as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by USO on its income. Instead, USO will furnish shareholders each year with tax information on IRS Schedules K-1, K-2, and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss deduction and credit of USO. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from USO during the taxable year. A shareholder, therefore, may be allocated income or gain by USO but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

The impact of changes in U.S. federal income tax laws on USO is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on USO or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the provisions of the IRA might affect USO, its investors, or USO’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Only Authorized Participants may directly purchase shares from or redeem shares with, USO through Creation Baskets or Redemption Baskets, respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”) a company publicly traded under the ticker symbol “MGLD”. Mr. Nicholas D. Gerber, along with certain of his other family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including its regulatory obligations.

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

The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause USO’s NAV to differ materially from its trading price.

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

USO and USCF are subjects of class action, derivative and other litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USO’s and USCF’s financial condition.

USO, USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USO and USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USO and USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USO’s or USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of USO and the other Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

As of December 31, 2022, USO had approximately 219,555 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 172 baskets (comprising 17,200,000 shares) and 641 baskets (comprising 64,100,000 shares) for the three and twelve months ended December 31, 2022, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/22 to 10/31/22	3,400,000	$71.34
11/1/22 to 11/30/22	3,800,000	71.43
12/1/22 to 12/31/22	10,000,000	67.14
Total	17,200,000

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

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and to invest in Other Oil-Related Investments, including OTC swaps. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing); and risk mitigation measures taken, or that could be taken in the future, by one of USO’s FCMs.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, and applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts (as defined above) in months other than the Benchmark Oil Futures Contract and in Other Oil-Related Investments, such as OTC swaps. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020.

USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other Oil- Related Investments, is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.

The following chart shows, for the period ending December 31, 2022, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

Commencement of investing in investments other than the Benchmark Futures Contract. The foregoing events significantly limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. During that time, USO had to invest in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020, limited USO’s ability to invest in certain Oil Futures Contracts, including the Benchmark Oil Futures Contract. As a result, USO has and may be required to invest in other permitted investments including Other Oil-Related Investments, including OTC swaps, and may hold larger amounts of Treasuries, cash and cash equivalents, which could further impair USO’s ability to meet its investment objective. USO continues to invest in other Oil Futures Contracts and Other Oil- Related Investments, which may impact USO’s ability to pursue its investment objective with the same high degree of success as it had prior to the Spring of 2020.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to USO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USO are discussed in “Item 1. Business” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2022, USO held 21,034 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2022, including when it held a maximum of 34,632 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. For the year ended December 31, 2022, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a 28 loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

USO may lose money by investing in government money market funds.

USO invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. USO cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2022. The price of the Benchmark Oil Futures Contract started the year at $75.21 per barrel. The high of the year was on March 8, 2022 when the price reached $121.68 per barrel. The low for the year was on December 9, 2022, which was $71.13 per barrel. The year ended with the Benchmark Oil Futures Contract at $80.26 per barrel, an increase of approximately 6.71% over the year. USO’s per share NAV began the year at $54.18 and ended the year at $70.05 on December 31, 2022, an increase of approximately 29.29% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2022 contracts and ended with the February 2023 contracts. The increase of approximately 6.71% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2022, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2022, USO had issued 4,718,700,000 shares, 28,223,603 of which were outstanding. As of December 31, 2022, there were 908,300,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares may be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2022, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Per share net asset value, end of year	$70.05	$54.18
Average daily total net assets	$2,564,979,187	$2,974,068,031
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$31,464,238	$1,301,816
Annualized yield based on average daily total net assets	1.23%	0.04%
Management fee	$11,542,406	$13,383,302
Total fees and other expenses excluding management fees	$3,929,191	$10,570,119
Fees and expenses related the registration or offering of additional shares	$—	$1,260,041
Total commissions accrued to brokers	$807,322	$1,123,971
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$519,680	$858,171
Percentage of commissions accrued as a result of rebalancing	64.37%	76.35%
Commissions accrued as a result of creation and redemption activity	$287,642	$265,800
Percentage of commissions accrued as a result of creation and redemption activity	35.63%	23.65%

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

The increase in the per share NAV for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to higher prices for WTI crude oil and the related increase in the value of the Oil Futures Contracts and other Oil Interests in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2022, compared to the year ended December 31, 2021 was due primarily to decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2022, the average daily change in the Benchmark Oil Futures Contract was (0.172)%, while the average daily change in the per share NAV of USO over the same time period was (0.083)%. The average daily difference was 0.089% (or 8.9 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2022, the average daily change in the Benchmark Oil Futures Contract was 0.001%, while the average daily change in the per share NAV of USO over the same time period was (0.015)%. The average daily difference was (0.016)% (or (1.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2022. The second graph measures monthly changes since December 31, 2017 through December 31, 2022.

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

For the year ended December 31, 2022, the actual total return of USO as measured by changes in its per share NAV was 29.29%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $70.05. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $68.18 as of December 31, 2021, for a total return over the relevant time period of 25.84%. The difference between the actual per share NAV total return of USO of 29.29% and the expected total return based on the Benchmark Oil Futures Contract of 25.84% was a difference over the time period of 3.45%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2021, the actual total return of USO as measured by changes in its per share NAV was 63.83%. This is based on an initial per share NAV of $33.07 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $54.18. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $53.75 as of December 31, 2021, for a total return over the relevant time period of 62.53%. The difference between the actual per share NAV total return of USO of 63.83% and the expected total return based on the Benchmark Oil Futures Contract of 62.53% was a difference over the time period of 1.30%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that USO will continue to invest in other permitted investments and that there have been and could be wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. During the fourth quarter of 2022 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was 0.089% (or 8.9 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2022, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Crude Oil Market. During the year ended December 31, 2022, the price of the front month WTI crude oil futures contract traded in a range between $71.02 to $123.70. Prices increased 6.71% from December 31, 2021 through December 31, 2022, finishing the year at $80.26.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the fourth quarter at $80.26.

During the fourth quarter of 2022, crude oil prices exhibited multiple reversals, in contrast to strong gains during the first half of the year and a steady decline during the third quarter of 2022. In 2022, U.S. production rose to a peak of 12.2 mbd while OPEC production peaked at 29.95 mbd. Despite increased demand and tighter supply (the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels), bearish factors weighed on crude prices during the second half of 2022, including a record drawdown in the United States Strategic Petroleum Reserve, OPEC supply cuts, consumer responses to inflation, rising interest rates, a strong dollar, and concerns about global economic growth. These factors continue to affect crude prices. Conversely, the ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to future increases in crude oil prices. Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between December 31, 2012 and December 31, 2022, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	(0.015)	0.974	0.464	0.220	0.188	0.378
US Gov’t Bonds (BEUSG4 Index)		1.000	0.000	(0.266)	(0.422)	(0.044)	(0.278)
Global Equities (FTSE World Index)			1.000	0.508	0.272	0.157	0.430
Unleaded Gasoline				1.000	0.658	0.120	0.765
Heating Oil					1.000	0.105	0.743
Natural Gas						1.000	0.054
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.611	0.988	0.176	(0.029)	0.393	0.176
US Gov’t Bonds (BEUSG4 Index)		1.000	0.664	(0.086)	(0.567)	0.134	(0.035)
Global Equities (FTSE World Index)			1.000	0.155	(0.073)	0.355	0.184
Unleaded Gasoline				1.000	0.533	0.136	0.875
Heating Oil					1.000	0.204	0.591
Natural Gas						1.000	0.157
Crude Oil							1.000

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

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in USO’s annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2022, USO’s expenses did not exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2021, USO’s expenses exceeded the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2022, USO did not use other assets to pay expenses, post expense waiver. To the extent income exceed expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2022, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USO may purchase OTC swaps in the future periods, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2022, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,953,896,501 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2022, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of December 31, 2022, USO’s portfolio held 21,034 Oil Futures Contracts traded on the NYMEX. As of December 31, 2022 USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the reporting period of this annual report on Form 10-K, USO has entered into OTC transactions, OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2022, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2022 and 2021, including the schedule of investments as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 27, 2023

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $856,400,000 and $1,565,100,289, respectively) (Notes 2 and 5)	$856,400,000	$1,565,100,289
Equity in trading accounts:
Cash and cash equivalents (at cost $1,097,496,501 and $699,318,107, respectively)	1,097,496,501	699,318,107
Unrealized gain (loss) on open commodity futures contracts	22,185,936	114,437,224
Unrealized gain (loss) on open swap contracts	(4,145)	—
Dividends receivable	3,913,421	33,715
Interest receivable	2,827,515	53,541
Prepaid insurance*	141,644	144,695

Total Assets	$1,982,960,872	$2,379,087,571

Liabilities and Partners’ Capital
Payable due to Broker	$1,387,987	$—
General Partner management fees payable (Note 3)	848,801	938,440
Professional fees payable	2,442,050	3,616,000
Due to custody	1,012,851	—
Brokerage commissions payable	107,462	200,588
Directors’ fees payable*	42,213	44,337
License fees payable	104,170	128,940

Total Liabilities	5,945,534	4,928,305

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,977,015,338	2,374,159,266
Total Partners’ Capital	1,977,015,338	2,374,159,266

Total Liabilities and Partners’ Capital	$1,982,960,872	$2,379,087,571

Limited Partners’ shares outstanding	28,223,603	43,823,603
Net asset value per share	$70.05	$54.18
Market value per share	$70.11	$54.36

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2022

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2023 contracts, expiring January 2023	$341,970,347	4,194	$(5,359,907)	(0.27)
NYMEX WTI Crude Oil Futures CL March 2023 contracts, expiring February 2023	329,163,995	4,184	7,438,805	0.38
NYMEX WTI Crude Oil Futures CL April 2023 contracts, expiring March 2023	251,701,260	3,136	840,820	0.04
NYMEX WTI Crude Oil Futures CL May 2023 contracts, expiring April 2023	236,993,670	3,138	15,458,430	0.78
NYMEX WTI Crude Oil Futures CL June 2023 contracts, expiring May 2023	256,607,266	3,149	(4,057,466)	(0.21)
NYMEX WTI Crude Oil Futures CL July 2023 contracts, expiring June 2023	78,271,590	1,055	5,949,060	0.30
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	166,464,986	2,178	1,916,194	0.10
Total Open Futures Contracts*	$1,661,173,114	21,034	$22,185,936	1.12

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.12%#	856,400,000	$856,400,000	43.32
Total United States Money Market Funds		$856,400,000	43.32

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MQCP361E Index(b)	0.26	Macquarie Bank Ltd.	monthly	01/20/2023	169,821,721	169,819,302	—	(2,419)
SGIXCWTI Index(b)	0.25	Societe Generale	monthly	06/30/2023	124,272,076	124,270,350	—	(1,726)
Total Open OTC Commodity Swap Contracts∧					294,093,797	294,089,652	—	(4,145)
(a)	Reflects the value at reset date of December 31, 2022.
(b)	Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2022.

∧Collateral amounted to $24,260,000 on open OTC commodity swap contracts.

*Collateral amounted to $1,097,496,501 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures February 2022 contracts, expiring January 2022	$450,997,278	6,313	$23,803,452	1.00
NYMEX WTI Crude Oil Futures March 2022 contracts, expiring February 2022	447,523,600	6,341	27,290,480	1.15
NYMEX WTI Crude Oil Futures CL April 2022 contracts, expiring March 2022	353,136,644	4,783	2,957,706	0.13
NYMEX WTI Crude Oil Futures May 2022 contracts, expiring April 2022	338,534,160	4,816	17,560,880	0.74
NYMEX WTI Crude Oil Futures June 2022 contracts, expiring May 2022	317,665,641	4,853	38,398,969	1.62
NYMEX WTI Crude Oil Futures July 2022 contracts, expiring June 2022	111,497,360	1,631	7,206,820	0.30
NYMEX WTI Crude Oil Futures December 2022 contracts, expiring November 2022	240,133,253	3,399	(2,781,083)	(0.12)
Total Open Futures Contracts*	$2,259,487,936	32,136	$114,437,224	4.82

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	31,002,000	$31,002,000	1.31
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	1,079,000,000	1,079,000,000	45.45
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	434,532,000	434,532,000	18.30
Total United States Money Market Funds		$1,544,534,000	65.06

#    Reflects the 7-day yield at December 31, 2021.

*    Collateral amounted to $699,318,107 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$874,875,947	$1,911,763,583	$(2,251,576,260)
Realized gain (loss) on swap contracts	(13,603,878)	—	—
Change in unrealized gain (loss) on open commodity futures contracts	(92,251,288)	(287,006,734)	363,923,391
Change in unrealized gain (loss) on open OTC commodity swap contracts	(4,145)	—	—
Dividend income	17,656,102	431,883	1,949,571
Interest income*	13,808,136	869,933	8,528,581
ETF transaction fees	231,000	169,000	289,546
Total Income (Loss)	$800,711,874	$1,626,227,665	$(1,876,885,171)

Expenses
General Partner management fees (Note 3)	$11,542,406	$13,383,302	$15,388,313
Professional fees	1,908,299	6,994,549	2,694,975
Brokerage commissions	807,322	1,123,971	6,104,865
Directors’ fees and insurance	828,823	745,448	391,372
License fees	384,747	446,110	512,944
Registration fees	—	1,260,041	3,203,939
Total Expenses	$15,471,597	$23,953,421	$28,296,408
Net Income (Loss)	$785,240,277	$1,602,274,244	$(1,905,181,579)
Net Income (Loss) per limited partner share	$15.87	$21.11	$(69.20)
Net Income (Loss) per weighted average limited partner share	$22.26	$24.54	$(16.61)
Weighted average limited partner shares outstanding	35,283,055	65,289,630	114,667,411
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statement of Changes in Partners’ Capital
For the years ended December 31, 2022, 2021 and 2020

		Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$2,374,159,266	$3,625,217,746	$1,170,976,258
Addition of 48,500,000, 26,000,000 and 207,062,500 partnership shares, respectively	3,508,243,142	1,239,249,023	8,030,979,653
Redemption of (64,100,000), (91,800,000) and (108,888,897) partnership shares, respectively	(4,690,627,347)	(4,092,581,747)	(3,671,556,586)
Net income (loss)	785,240,277	1,602,274,244	(1,905,181,579)

Balances at end of year	$1,977,015,338	$2,374,159,266	$3,625,217,746

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$785,240,277	$1,602,274,244	$(1,905,181,579)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	92,251,288	287,006,734	(363,923,391)
Change in unrealized (gain) loss on open swap contracts	4,145	—	—
(Increase) decrease in dividends receivable	(3,879,706)	(30,032)	2,200
(Increase) decrease in interest receivable	(2,773,974)	107,416	(132,758)
(Increase) decrease in prepaid insurance*	3,051	(106,243)	817
(Increase) decrease in prepaid registration fees	—	1,260,041	(1,185,800)
(Increase) decrease in ETF transaction fees receivable	—	2,000	—
Increase (decrease) payable due to custody	1,012,851	—	—
Increase (decrease) in payable due to Broker	1,387,987	(23,667,355)	14,846,706
Increase (decrease) in General Partner management fees payable	(89,639)	(469,125)	939,671
Increase (decrease) in professional fees payable	(1,173,950)	1,712,827	449,177
Increase (decrease) in brokerage commissions payable	(93,126)	(123,270)	233,897
Increase (decrease) in directors’fees payable*	(2,124)	(7,712)	8,661
Increase (decrease) in license fees payable	(24,770)	(40,723)	129,894
Net cash provided by (used in) operating activities	871,862,310	1,867,918,802	(2,253,812,505)

Cash Flows from Financing Activities:
Addition of partnership shares	3,508,243,142	1,239,249,023	8,030,979,653
Redemption of partnership shares	(4,690,627,347)	(4,151,987,568)	(3,644,174,420)
Net cash provided by (used in) financing activities	(1,182,384,205)	(2,912,738,545)	4,386,805,233

Net Increase (Decrease) in Cash and Cash Equivalents	(310,521,895)	(1,044,819,743)	2,132,992,728

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	2,264,418,396	3,309,238,139	1,176,245,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$1,953,896,501	$2,264,418,396	$3,309,238,139

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$856,400,000	$1,565,100,289	$2,585,466,700
Equity in Trading Accounts:
Cash and cash equivalents	1,097,496,501	699,318,107	723,771,439
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,953,896,501	$2,264,418,396	$3,309,238,139

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2022, 2021 and 2020

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

USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2022, USO held 21,034 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2022, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the year ended December 31, 2022, USO did not incur in registration fees and other offering expenses. For the years ended December 31, 2022, 2021 and 2020, USO incurred $0, $1,260,041 and $3,203,939 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the other Related Public Funds. USO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 totaled $828,823 for USO and, in the aggregate for USO and the other Related Public Funds, approximately $1,258,000. For the year ending December 31, 2021 these fees and expenses were $745,448 for USO and, in the aggregate for USO and the Related Public Funds, $1,081,963. For the year ended December 31, 2020, these fees and expenses were $585,896 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2020 was $391,372.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2022, 2021 and 2020, USO incurred $384,747, $446,110 and $512,944, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs were estimated to be $1,779,300 for the year ending December 31, 2022. For the years ending December 31, 2021, and 2020 USO’s investor reporting costs totaled $6,671,000 and $2,694,975 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total commissions accrued to brokers	$807,322	$1,123,971	$6,104,865
Total commissions as annualized percentage of average total net assets	0.03%	0.04%	0.18%
Commissions accrued as a result of rebalancing	$519,680	$858,171	$5,072,915
Percentage of commissions accrued as a result of rebalancing	64.37%	76.35%	83.10%
Commissions accrued as a result of creation and redemption activity	$287,642	$265,800	$1,031,950
Percentage of commissions accrued as a result of creation and redemption activity	35.63%	23.65%	16.90%

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through December 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2022 and December 31, 2021, USO held investments in money market funds in the amounts of $856,400,000 and $1,544,534,000, respectively. USO also holds cash deposits with its custodian. As of December 31, 2022 and December 31, 2021, USO held cash deposits and investments in Treasuries in the amounts of $1,097,496,501 and $719,884,396 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operating Performance:
Net asset value, beginning of year	$54.18	$33.07	$102.27
Total income (loss)	16.31	21.48	(68.95)
Total expenses	(0.44)	(0.37)	(0.25)
Net increase (decrease) in net asset value	15.87	21.11	(69.20)
Net asset value, end of year	$70.05	$54.18	$33.07

Total Return	29.29%	63.83%	(67.66)%

Ratios to Average Net Assets
Total income (loss)	31.22%	54.68%	(54.88)%
Management fees	0.45%	0.45%	0.45%
Total expenses excluding management fees	0.15%	0.36%	0.38%
Net income (loss)	30.61%	53.87%	(55.71)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2022 and 2021.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$823,400,253	$251,754,802	$(435,341,582)	$160,898,401
Total Expenses	4,500,651	3,992,863	3,509,345	3,468,738
Net Income (Loss)	$818,899,602	$247,761,939	$(438,850,927)	$157,429,663
Net Income (Loss) per Share	$19.65	$6.38	$(15.06)	$4.90

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$727,913,736	$661,006,102	$140,294,965	$97,012,862
Total Expenses	6,444,629	6,768,609	5,628,576	5,111,607
Net Income (Loss)	$721,469,107	$654,237,493	$134,666,389	$91,901,255
Net Income (Loss) per Share	$7.33	$9.47	$2.78	$1.53

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

The following table summarizes the valuation of USO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$856,400,000	$856,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,185,936	22,185,936	—	—
OTC Commodity Swap Contracts	(4,145)	—	(4,145)	—

The following table summarizes the valuation of USO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$1,544,534,000	$1,544,534,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	114,437,224	114,437,224	—	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$22,185,936	$114,437,224
Swap - Commodity Contracts	Liabilities	$(4,145)	$—

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2022		December 31, 2021		December 31, 2020
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$874,875,947		$1,911,763,583		$(2,251,576,260)

	Change in unrealized gain (loss) on open positions		$(92,251,288)		$(287,006,734)		$363,923,391

OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$(13,603,878)		$—		$—

	Change in unrealized gain (loss) on open positions		$(4,145)		$—		$—

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	60	Management Director, Vice President
Andrew F Ngim	62	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	63	Management Director
John P. Love	51	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	59	Chief Financial Officer, Secretary and Treasurer
Daphne Frydman	48	Director of Compliance
Ray W. Allen	66	Portfolio Manager
Kevin A. Baum	52	Chief Investment Officer
Gordon L. Ellis	76	Independent Director
Malcolm R. Fobes III	58	Independent Director
Peter M. Robinson	65	Independent Director

Ray W. Allen, 66, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 52, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 59, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., formerly Wainwright Holdings, Inc. (“USCF Investments”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Daphne G. Frydman, 48, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is registered as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

Nicholas D. Gerber, 60, Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 2015, Vice President from May 2015 to January 2023, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Marygold which is a company publicly traded under the ticker symbol “MGLD.” Marygold is the sole shareholder of USCF Investments. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Mr. Gerber serves as CEO of a newly formed Marygold subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of USCF Investments, Inc., a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. In January 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 2015, and as Vice President from June 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 51, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 62, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present, and (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 63, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments, from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Gordon L. Ellis, 76, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when

Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 58, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 65, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Daphne G. Frydman and USCF Investments, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Daphne G. Frydman. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, USO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2022, USO accrued aggregate management fees of $11,542,406.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2022, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2022 was $828,823.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$59,204	NA	NA	NA	$—	$—	$59,204
Gordon L. Ellis	$59,204	NA	NA	NA	$—	$—	$59,204
Malcolm R. Fobes III(1)	$71,045	NA	NA	NA	$—	$—	$71,045
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2022, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2022	2021
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page XX.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(5)	Amendment 5 to Marketing Agent Agreement
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15 (17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Oil Fund, LP and Macquarie Bank Limited.
10.15 (18)	ISDA 2002 Master Agreement, dated June 13, 2022, by and between United States Oil Fund, LP and Société Générale S.A.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(16)	Filed herewith.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 1, 2021.

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

Date: February 27, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 27, 2023
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 27, 2023
John P. Love

/s/ Andrew F Ngim	Management Director	February 27, 2023
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 27, 2023
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 27, 2023
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2023
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2023
Malcolm R. Fobes III