Form 10-Q
period 2023-03-31
United States Oil Fund, LP
filed 2023-05-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 22,723,603 outstanding shares as of May 1, 2023.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $563,367,949 and $856,400,000, respectively) (Notes 2 and 5)	$563,367,949	$856,400,000
Equity in trading accounts:
Cash and cash equivalents (at cost $1,082,005,636 and $1,097,496,501, respectively)	1,082,005,636	1,097,496,501
Unrealized gain (loss) on open commodity futures contracts	(14,154,681)	22,185,936
Unrealized gain (loss) on open swap contracts	(1,951)	(4,145)
Dividends receivable	756,587	3,913,421
Interest receivable	4,643,902	2,827,515
Prepaid insurance*	496,733	141,644

Total Assets	$1,637,114,175	$1,982,960,872

Liabilities and Partners’ Capital
Payable due to Broker	$4,697,875	$1,387,987
General Partner management fees payable (Note 3)	594,538	848,801
Professional fees payable	1,392,674	2,442,050
Due to custody	—	1,012,851
Brokerage commissions payable	109,613	107,462
Directors’ fees payable*	33,880	42,213
License fees payable	84,636	104,170

Total Liabilities	6,913,216	5,945,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,630,200,959	1,977,015,338
Total Partners’ Capital	1,630,200,959	1,977,015,338

Total Liabilities and Partners’ Capital	$1,637,114,175	$1,982,960,872

Limited Partners’ shares outstanding	24,523,603	28,223,603
Net asset value per share	$66.47	$70.05
Market value per share	$66.44	$70.11
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2023 contracts, expiring April 2023	$270,480,490	3,578	$266,770	0.02
NYMEX WTI Crude Oil Futures CL June 2023 contracts, expiring May 2023	283,335,250	3,572	(12,577,650)	(0.77)
NYMEX WTI Crude Oil Futures CL July 2023 contracts, expiring June 2023	202,272,360	2,682	835,500	0.05
NYMEX WTI Crude Oil Futures CL August 2023 contracts, expiring July 2023	202,968,400	2,692	116,080	0.01
NYMEX WTI Crude Oil Futures CL September 2023 contracts, expiring August 2023	135,331,750	1,805	43,250	0.00	†
NYMEX WTI Crude Oil Futures CL October 2023 contracts, expiring September 2023	67,413,184	908	241,896	0.01
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	206,152,077	2,761	(3,080,527)	(0.19)
Total Open Futures Contracts*	$1,367,953,511	17,998	$(14,154,681)	(0.87)

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.73%#	195,450,000	$195,450,000	11.99
Total United States Money Market Funds		$195,450,000	11.99

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SGIXCWTI Index(b)	0.25%	Societe Generale	monthly	06/30/2023	$116,987,126	$116,986,314	—	$(812)
MQCP361E Index(b)	0.26	Macquarie Bank Ltd.	monthly	07/20/2023	159,866,725	159,865,586	—	(1,139)
Total Open OTC Commodity Swap Contracts˄					$276,853,851	$276,851,900	—	$(1,951)
(a)	Reflects the value at reset date of March 31, 2023.
(b)	Custom index comprised of a basket of underlying instruments.
†	Represents less than 0.005%.
#	Reflects the 7-day yield at March 31, 2023.
˄	Collateral amounted to $23,870,000 on open OTC commodity swap contracts.
*	Collateral amounted to $1,058,135,636 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(29,687,453)	$636,420,317
Realized gain (loss) on swap contracts	(17,423,934)	31,524,277
Change in unrealized gain (loss) on open commodity futures contracts	(36,340,617)	154,902,602
Change in unrealized gain (loss) on open OTC commodity swap contracts	2,194	(1,287)
Dividend income	5,094,474	305,282
Interest income*	11,448,517	197,062
ETF transaction fees	71,000	52,000
Total Income (Loss)	$(66,835,819)	$823,400,253

Expenses
General Partner management fees (Note 3)	$1,875,162	$3,186,392
Professional fees	516,580	774,374
Brokerage commissions	175,146	223,929
Directors’ fees and insurance	194,237	209,743
License fees	62,505	106,213
Total Expenses	$2,823,630	$4,500,651
Net Income (Loss)	$(69,659,449)	$818,899,602
Net Income (Loss) per limited partner share	$(3.58)	$19.65
Net Income (Loss) per weighted average limited partner share	$(2.76)	$19.08
Weighted average limited partner shares outstanding	25,225,825	42,925,825
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$1,977,015,338	$2,374,159,266
Addition of 13,300,000 and 15,400,000 partnership shares, respectively	861,028,987	1,114,838,644
Redemption of (17,000,000) and (15,700,000) partnership shares, respectively	(1,138,183,917)	(1,094,667,423)
Net income (loss)	(69,659,449)	818,899,602

Balances at end of period	$1,630,200,959	$3,213,230,089
*	General Partner’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(69,659,449)	$818,899,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	36,340,617	(154,902,602)
Change in unrealized (gain) loss on open swap contracts	(2,194)	1,287
(Increase) decrease in dividends receivable	3,156,834	(204,769)
(Increase) decrease in interest receivable	(1,816,387)	(17,438)
(Increase) decrease in prepaid insurance*	(355,089)	(477,968)
Increase (decrease) payable due to custody	(1,012,851)	—
Increase (decrease) in payable due to Broker	3,309,888	141,241,750
Increase (decrease) in General Partner management fees payable	(254,263)	370,944
Increase (decrease) in professional fees payable	(1,049,376)	(300,897)
Increase (decrease) in brokerage commissions payable	2,151	(40,775)
Increase (decrease) in directors’ fees payable*	(8,333)	718
Increase (decrease) in license fees payable	(19,534)	7,310
Net cash provided by (used in) operating activities	(31,367,986)	804,577,162

Cash Flows from Financing Activities:
Addition of partnership shares	861,028,987	1,114,835,644
Redemption of partnership shares	(1,138,183,917)	(1,025,052,549)
Net cash provided by (used in) financing activities	(277,154,930)	89,783,095

Net Increase (Decrease) in Cash and Cash Equivalents	(308,522,916)	894,360,257

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,953,896,501	2,264,418,396
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,645,373,585	$3,158,778,653

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$563,367,949	$2,274,171,075
Equity in Trading Accounts:
Cash and cash equivalents	1,082,005,636	884,607,578
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,645,373,585	$3,158,778,653
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2023

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

USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2023, USO held 17,998 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2023, USO had registered a total of 5,627,000,000 shares.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2023.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USO in proportion to the weighted-average number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

USO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. USO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2023 and 2022, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the other Related Public Funds. USO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $699,000 for USO and, in the aggregate for USO and the other Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2023 and 2022, USO incurred $62,505 and $106,213, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,200,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Total commissions accrued to brokers	$175,146	$223,929
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through March 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2023 and December 31, 2022, USO held investments in money market funds in the amounts of $195,450,000 and $856,400,000, respectively. USO also holds cash deposits with its custodian. As of March 31, 2023 and December 31, 2022, USO held cash deposits and investments in Treasuries in the amounts of $1,449,923,585 and $1,097,496,501 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$70.05	$54.18
Total income (loss)	(3.47)	19.75
Total expenses	(0.11)	(0.10)
Net increase (decrease) in net asset value	(3.58)	19.65
Net asset value, end of period	$66.47	$73.83

Total Return	(5.11)%	36.27%

Ratios to Average Net Assets
Total income (loss)	(3.95)%	28.67%
Management fees#	0.45%	0.45%
Total expenses excluding management fees#	0.23%	0.19%
Net income (loss)	(4.12)%	28.52%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$195,450,000	$195,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,154,681)	(14,154,681)	—	—
OTC Commodity Swap Contracts	(1,951)	—	(1,951)	—

The following table summarizes the valuation of USO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$856,400,000	$856,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,185,936	22,185,936	—	—
OTC Commodity Swap Contracts	(4,145)	—	(4,145)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$(14,154,681)	$22,185,936
Swap - Commodity Contracts	Liabilities	$(1,951)	$(4,145)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(29,687,453)		$636,420,317

	Change in unrealized gain (loss) on open positions		$(36,340,617)		$154,902,602

OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$(17,423,934)		$31,522,990

	Change in unrealized gain (loss) on open positions		$2,194		$(1,287)

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

USO’s investment in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract, other Oil Futures Contracts and Other Oil-Related Investments, is intended to be temporary but may continue indefinitely if the aforementioned market and regulatory conditions do not abate. Until such time as USO is able to return to investing in the Benchmark Oil Futures Contract, its performance and ability to meet its investment objective will continue to be impacted.

The following chart shows, for the period ending March 31, 2023, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2023, USO held 17,998 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2023, including when it held a maximum of 21,570 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. For the three months ended March 31, 2023, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. Certain of the Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit USO’s ability to invest in the relevant Benchmark Oil Futures Contracts and thereby could negatively impact the ability of USO to meet its investment objective.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of USO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, including the Benchmark Futures Contracts, and Other Natural Gas-Related Contracts.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2023. The price of the Benchmark Oil Futures Contract started the period at $80.26 per barrel. The high of the period was on January 20, 2023 when the price reached $81.64 per barrel. The low of the period was on March 17, 2023 when the price dropped to $66.93 per barrel. The period ended with the Benchmark Oil Futures Contract at $75.67 per barrel, a decrease of approximately (5.72)% over the period. USO’s per share NAV began the period at $70.05 and ended the period at $66.47 on March 31, 2023, a decrease of approximately (5.11)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2023 contracts and ended with the May 2023 contracts. The decrease of approximately (5.72)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the three months ended March 31, 2023, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2023, USO had issued 4,732,000,000 shares, 24,523,603 of which were outstanding. As of March 31, 2023, there were 895,000,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares may be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2023, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three months	Three months
	ended	ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$1,689,960,375	$2,871,687,255
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,542,991	$502,344
Annualized yield based on average daily total net assets	3.97%	0.07%
Management fee	$1,875,162	$3,186,392
Total fees and other expenses excluding management fees	$948,468	$1,314,259
Total commissions accrued to brokers	$175,146	$223,929
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a decrease in license fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2023, the average daily change in the Benchmark Oil Futures Contract was (0.111)%, while the average daily change in the per share NAV of USO over the same time period was (0.093)%. The average daily difference was 0.018% (or 1.8 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2023, the average daily change in the Benchmark Oil Futures Contract was 0.000%, while the average daily change in the per share NAV of USO over the same time period was (0.016)%. The average daily difference was (0.016)% (or (1.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart exhibits the daily changes in the last 30 valuation days ended March 31, 2023. The second chart measures monthly changes since March 31, 2018 through March 31, 2023.

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

For the three months ended March 31, 2023, the actual total return of USO as measured by changes in its per share NAV was (5.11)%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $66.47. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $65.49 as of March 31, 2023, for a total return over the relevant time period of (6.51)%. The difference between the actual per share NAV total return of USO of (5.11)% and the expected total return based on the Benchmark Oil Futures Contract of (6.51)% was a difference over the time period of 1.40%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2022, the actual total return of USO as measured by changes in its per share NAV was 36.27%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $73.83. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $76.21 as of March 31, 2022, for a total return over the relevant time period of 40.66%. The difference between the actual per share NAV total return of USO of 36.27% and the expected total return based on the Benchmark Oil Futures Contract of 40.66% was a difference over the time period of (4.39)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that USO will continue to invest in other permitted investments and that there have been and could be wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. During the first quarter of 2023 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was 0.018% or 1.8 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2023, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1983. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the three months ended March 31, 2023, crude oil futures were in a state of contango as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the three months ended March 31, 2023, the price of the front month WTI crude oil futures contract traded in a range between $76.05 to $81.62. Prices decreased from December 31, 2022 through March 31, 2023, finishing the quarter at $75.67.

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

During the first quarter of 2023, crude oil prices were volatile but relatively range bound, in contrast to the strong gains during the first quarter of 2022 when prices rose rapidly. During the first quarter of 2023, U.S. production rose to a peak of 12.3 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production peaked at 29.24 mbd, down slightly from the peak in 2022. Demand for crude oil has slowly increased since the onset of the pandemic in 2020, most recently due to China’s “reopening.” Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels. Bearish factors have weighed on crude oil prices during the first quarter of 2023, including a decline in overall inflation and concerns about global economic growth. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to future increases in crude oil prices. Between competing bullish and bearish factors, crude oil prices could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between March 31, 2013 and March 31, 2023, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.685	0.642	0.524	0.645
US Gov’t Bonds (BEUSG4 Index)		1.000	0.895	0.532	0.559	0.494	0.517
Global Equities (FTSE World Index)			1.000	0.700	0.659	0.512	0.663
Unleaded Gasoline				1.000	0.778	0.374	0.840
Heating Oil					1.000	0.410	0.833
Natural Gas						1.000	0.338
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.987	0.999	0.914	0.850	0.728	0.958
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.920	0.860	0.700	0.967
Global Equities (FTSE World Index)			1.000	0.912	0.847	0.721	0.959
Unleaded Gasoline				1.000	0.873	0.630	0.971
Heating Oil					1.000	0.668	0.914
Natural Gas						1.000	0.703
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2023, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2023, USO did not use other assets to pay expenses, post expense waiver. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2023, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of March 31, 2023, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,645,373,585 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2023, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of March 31, 2023, USO’s portfolio held 17,998 Oil Futures Contracts traded on the NYMEX. As of March 31, 2023, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2023, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 170 baskets (comprising 17,000,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/23 to 1/31/23	5,900,000	$68.94
2/1/23 to 2/28/23	5,400,000	$67.50
3/1/23 to 3/31/23	5,700,000	$64.38
Total	17,000,000

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

Date: May 8, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023