Form 10-Q
period 2023-06-30
United States Oil Fund, LP
filed 2023-08-04
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 20,223,603 outstanding shares as of July 31, 2023.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $1,047,250,096 and $856,400,000, respectively) (Notes 2 and 5)	$1,047,250,096	$856,400,000
Equity in trading accounts:
Cash and cash equivalents (at cost $486,741,552 and $1,097,496,501, respectively)	486,741,552	1,097,496,501
Unrealized gain (loss) on open commodity futures contracts	(18,107,617)	22,185,936
Unrealized gain (loss) on open swap contracts	(1,850)	(4,145)
Receivable for shares sold	63,641,798	—
Dividends receivable	1,803,915	3,913,421
Interest receivable	4,377,207	2,827,515
Prepaid insurance and Other*	348,621	141,644
ETF transaction fees receivable	2,000	—

Total Assets	$1,586,055,722	$1,982,960,872

Liabilities and Partners’ Capital
Payable due to Broker	$4,660,000	$1,387,987
General Partner management fees payable (Note 3)	596,036	848,801
Professional fees payable	776,728	2,442,050
Due to custody	—	1,012,851
Brokerage commissions payable	119,336	107,462
Directors’ fees payable*	30,754	42,213
License fees payable	81,600	104,170

Total Liabilities	6,264,454	5,945,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,579,791,268	1,977,015,338
Total Partners’ Capital	1,579,791,268	1,977,015,338

Total Liabilities and Partners’ Capital	$1,586,055,722	$1,982,960,872

Limited Partners’ shares outstanding	24,823,603	28,223,603
Net asset value per share	$63.64	$70.05
Market value per share	$63.55	$70.11
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2023 contracts, expiring July 2023	$269,694,650	3,731	$(6,136,810)	(0.39)
NYMEX WTI Crude Oil Futures CL September 2023 contracts, expiring August 2023	269,728,855	3,723	(6,214,915)	(0.39)
NYMEX WTI Crude Oil Futures CL October 2023 contracts, expiring September 2023	200,996,120	2,795	(3,333,720)	(0.21)
NYMEX WTI Crude Oil Futures CL November 2023 contracts, expiring October 2023	197,689,540	2,800	(65,540)	(0.01)
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	203,266,302	2,808	(5,583,102)	(0.35)
NYMEX WTI Crude Oil Futures CL January 2024 contracts, expiring December 2023	64,999,590	939	918,210	0.06
NYMEX WTI Crude Oil Futures CL June 2024 contracts, expiring May 2024	129,519,940	1,910	2,308,260	0.14
Total Open Futures Contracts*	$1,335,894,997	18,706	$(18,107,617)	(1.15)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.02%#	496,450,000	$496,450,000	31.43
Total United States Money Market Funds		$496,450,000	31.43

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SGIXCWTI Index(b)	0.25%	Societe Generale	monthly	06/30/2023	110,935,851	110,935,081	—	(770)
MQCP361E Index(b)	0.26	Macquarie Bank Ltd.	monthly	07/20/2023	151,597,200	151,596,120	—	(1,080)
Total Open OTC Commodity Swap Contracts˄					262,533,051	262,531,201	—	(1,850)
(a)	Reflects the value at reset date of June 30, 2023.
(b)	Custom index comprised of a basket of underlying instruments.
#	Reflects the 7-day yield at June 30, 2023.
˄	Collateral amounted to $9,020,000 on open OTC commodity swap contracts.
*	Collateral amounted to $473,061,552 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(31,884,655)	$471,939,536	$(61,572,108)	$1,108,359,853
Realized gain (loss) on swap contracts	(14,492,802)	1,153,417	(31,916,736)	32,677,694
Change in unrealized gain (loss) on open commodity futures contracts	(3,952,936)	(224,381,296)	(40,293,553)	(69,478,694)
Change in unrealized gain (loss) on open OTC commodity swap contracts	101	(1,109)	2,295	(2,396)
Dividend income	4,455,802	2,525,762	9,550,276	2,831,044
Interest income*	13,614,943	471,492	25,063,460	668,554
ETF transaction fees	95,000	47,000	166,000	99,000
Total Income (Loss)	$(32,164,547)	$251,754,802	$(99,000,366)	$1,075,155,055

Expenses
General Partner management fees (Note 3)	$1,784,082	$3,330,584	$3,659,244	$6,516,976
Professional fees	523,064	153,974	1,039,644	928,348
Brokerage commissions	185,968	190,980	361,114	414,909
Directors’ fees and insurance	193,372	206,305	387,609	416,048
License fees	59,470	111,020	121,975	217,233
Total Expenses	$2,745,956	$3,992,863	$5,569,586	$8,493,514
Net Income (Loss)	$(34,910,503)	$247,761,939	$(104,569,952)	$1,066,661,541
Net Income (Loss) per limited partner share	$(2.83)	$6.38	$(6.41)	$26.03
Net Income (Loss) per weighted average limited partner share	$(1.43)	$6.77	$(4.21)	$26.83
Weighted average limited partner shares outstanding	24,429,098	36,623,603	24,825,260	39,757,305
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balances at beginning of period	$1,630,200,959	$3,213,230,089	$1,977,015,338	$2,374,159,266
Addition of 20,400,000, 4,300,000, 33,700,000 and 19,700,000 partnership shares, respectively	1,308,503,662	375,778,547	2,169,532,649	1,490,617,191
Redemption of (20,100,000), (14,800,000), (37,100,000) and (30,500,000) partnership shares, respectively	(1,324,002,850)	(1,187,915,621)	(2,462,186,767)	(2,282,583,044)
Net income (loss)	(34,910,503)	247,761,939	(104,569,952)	1,066,661,541

Balances at end of period	$1,579,791,268	$2,648,854,954	$1,579,791,268	$2,648,854,954
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(104,569,952)	$1,066,661,541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	40,293,553	69,478,694
Change in unrealized (gain) loss on open swap contracts	(2,295)	2,396
(Increase) decrease in dividends receivable	2,109,506	(1,281,089)
(Increase) decrease in interest receivable	(1,549,692)	(25,084)
(Increase) decrease in prepaid insurance and other*	(206,977)	(318,795)
(Increase) decrease in ETF transaction fees receivable	(2,000)	(5,000)
Increase (decrease) payable due to custody	(1,012,851)	—
Increase (decrease) in payable due to Broker	3,272,013	26,283,935
Increase (decrease) in General Partner management fees payable	(252,765)	163,052
Increase (decrease) in professional fees payable	(1,665,322)	(1,977,545)
Increase (decrease) in brokerage commissions payable	11,874	(81,855)
Increase (decrease) in directors’ fees payable*	(11,459)	(750)
Increase (decrease) in license fees payable	(22,570)	3,907
Net cash provided by (used in) operating activities	(63,608,937)	1,158,903,407

Cash Flows from Financing Activities:
Addition of partnership shares	2,105,890,851	1,490,617,191
Redemption of partnership shares	(2,462,186,767)	(2,193,117,375)
Net cash provided by (used in) financing activities	(356,295,916)	(702,500,184)

Net Increase (Decrease) in Cash and Cash Equivalents	(419,904,853)	456,403,223

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,953,896,501	2,264,418,396
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,533,991,648	$2,720,821,619

Components of Cash and Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$1,047,250,096	$1,434,603,377
Equity in Trading Accounts:
Cash and cash equivalents	486,741,552	1,286,218,242
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,533,991,648	$2,720,821,619
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2023

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

USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2023, USO held 18,706 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2023, USO had registered a total of 5,627,000,000 shares.

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

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2023 and 2022, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $699,000 for USO and, in the aggregate for USO and the Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2023 and 2022, USO incurred $121,975 and $217,233, respectively under this arrangement.

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

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of Marex North America, LLC, formely RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to USO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Total commissions accrued to brokers	$361,114	$414,909
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a lower number of crude oil futures contracts being held and traded.

Swap Dealer Agreements

USO entered into ISDA 2002 Master Agreements with each of Macquarie Bank Limited (the “Macquarie ISDA”) and Société Générale (“Société Générale ISDA”) on November 30, 2021 and June 13, 2022, respectively, pursuant to which each of Macquarie Bank Limited and Société Générale has agreed to serve as an over-the-counter (“OTC”) swap counterparty for USO. The Macquarie ISDA and the Société Générale ISDA each provide USO with the ability to invest in OTC swaps in furtherance of USO’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. USO may enter into OTC swap transactions under each of the Macquarie ISDA and Société Générale ISDA in light of the foregoing. Any OTC swap transactions of USO that are outstanding under the Macquarie ISDA and the Société Générale ISDA, along with USO’s other holdings, will be published on USO’s webpage, www.uscfinvestments.com. In accordance with each of the swap agreements described above, USO pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war in Ukraine, and continuing disputes among oil-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Futures Contracts and/or Other Oil-Related Investments.

All of the futures contracts held by USO through June 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2023 and December 31, 2022, USO held investments in money market funds in the amounts of $496,450,000 and $856,400,000, respectively. USO also holds cash deposits with its custodian. As of June 30, 2023 and December 31, 2022, USO held cash deposits and investments in Treasuries in the amounts of $1,037,541,648 and $1,097,496,501 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$66.47	$73.83	$70.05	$54.18
Total income (loss)	(2.72)	6.49	(6.19)	26.24
Total expenses	(0.11)	(0.11)	(0.22)	(0.21)
Net increase (decrease) in net asset value	(2.83)	6.38	(6.41)	26.03
Net asset value, end of period	$63.64	$80.21	$63.64	$80.21

Total Return	(4.26)%	8.64%	(9.15)%	48.04%

Ratios to Average Net Assets
Total income (loss)	(2.02)%	8.48%	(6.04)%	36.81%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.24%	0.09%	0.23%	0.14%
Net income (loss)	(2.20)%	8.35%	(6.38)%	36.52%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2023 using the fair value hierarchy:

At June 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$496,450,000	$496,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(18,107,617)	(18,107,617)	—	—
OTC Commodity Swap Contracts	(1,850)	—	(1,850)	—

The following table summarizes the valuation of USO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$856,400,000	$856,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,185,936	22,185,936	—	—
OTC Commodity Swap Contracts	(4,145)	—	(4,145)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$(18,107,617)	$22,185,936
Swap - Commodity Contracts	Liabilities	$(1,850)	$(4,145)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2023		June 30, 2022
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(61,572,108)		$1,108,359,853

	Change in unrealized gain (loss) on open positions		$(40,293,553)		$(69,478,694)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$(31,916,736)		$32,677,694

	Change in unrealized gain (loss) on open positions		$2,295		$(2,396)

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As described below, USO is currently unable to pursue its investment objective with the same high degree of success that it has in the past due to its limited ability to invest in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts, as defined below, to the same extent it was able to before the market conditions and the resulting regulatory requirements that were imposed on USO, which occurred in the Spring of 2020, and risk mitigation measures, including those taken by USO’s FCMs as a result, as described herein, arose. As a result of such market conditions, the regulatory conditions that were and could again be imposed, and the risk mitigation measures imposed by its FCMs, there is still uncertainty as to whether USO will be able to achieve its investment objective within as narrow a percentage change difference in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020 due to the foregoing factors.

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

USCF believes that market arbitrage opportunities will cause daily changes in USO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USO’s per share NAV on a percentage basis but there can be no assurance of that. USCF further believes that the daily changes in the price of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USO’s collateral holdings, less USO’s expenses.

As noted above, USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. Historically, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract Certain circumstances could cause and have caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and to invest in Other Oil-Related Investments, including OTC swaps. Such circumstances include: the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX discussed below); market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing); and risk mitigation measures taken, or that could be taken in the future, by one of USO’s FCMs that limited or could limit USO from investing in particular crude oil futures contracts.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts that were imposed on USO in 2020, including as a result of the COVID-19 pandemic and the state of crude oil markets, USO has invested in Oil Futures Contracts (as defined above) in months other than the Benchmark Oil Futures Contract and in Other Oil-Related Investments, such as OTC swaps. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020.

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

The following chart shows, for the period ending June 30, 2023, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable in part to the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions, together with the prospect that such conditions could reoccur, severely limited and continue to significantly limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”). Specifically:

●	In 2020, NYMEX and ICE Futures imposed accountability levels and position limits on USO’s investments in the Benchmark Oil Futures Contract and the ICE WTI Contract, respectively. While those limits no longer apply, NYMEX’s current accountability level for any one month in the Benchmark Oil Futures Contract is 10,000 contracts, and the accountability level for all months is 20,000 net futures contracts for light sweet crude oil, do apply. In addition, the ICE WTI Contract is subject to spot month and all-months-combined position limits established under the European Union’s Market in Financial Instruments Directive, as implemented by the Financial Conduct Authority in the United Kingdom. ICE Futures also imposes accountability levels and position limits on the ICE WTI Contract. Investors should note that the foregoing accountability levels and position limits are subject to change and could change the amount and type of permitted investments in which USO invests. See “Accountability Levels, Position Limits and Position Limits and Price Fluctuation Limits” below.

●	In 2020, RBC imposed risk mitigation measures that constrained USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. RBC, which at the time was USO’s only FCM, expressly informed USO that USO may not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time it imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. RBC also advised USO at that time, that, going forward, it may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits on positions imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. RBC has since informed USO that USO may resume repurchasing Oil Futures Contracts for investment of the proceeds from Creation Baskets.
●	Subsequent to RBC’s imposition of risk mitigation measures in 2020, USO entered into agreements with MNA, MCM and MFUSA to become additional FCMs for USO. These FCMs have not precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract consistent with USO’s announced investment strategy. USO cannot predict whether, or to what extent, any FCM may impose limitations on its holding certain positions in Oil Future Contracts at any time. USO may enter into agreements with other FCMs and it cannot predict whether or when it will enter into such agreements.
●	A large number of USO shares were purchased during a relatively short period of time in March and April 2020.

Commencement of investing in investments other than the Benchmark Oil Futures Contract. The foregoing events significantly limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and, during the Spring of 2020, in other Oil Futures Contracts. During that time, USO had to invest in other permitted Oil Futures Contracts and had to more frequently rebalance and adjust the types of holdings in its portfolio than it has in the past. In addition, the limitations imposed by the exchanges and FCMs, especially during the Spring of 2020, limited USO’s ability to invest in certain Oil Futures Contracts, including the Benchmark Oil Futures Contract. As a result, USO has and may be required to invest in other permitted investments including Other Oil-Related Investments, including OTC swaps, and may hold larger amounts of Treasuries, cash and cash equivalents, which could further impair USO’s ability to meet its investment objective. USO continues to invest in other Oil Futures Contracts and Other Oil-Related Investments, which may impact USO’s ability to pursue its investment objective with the same high degree of success as it had prior to the Spring of 2020.

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

Accordingly, for the foreseeable future, to address and comply with the market conditions (including liquidity requirements), regulatory requirements, risk mitigation measures or other factors that have influenced, and may continue to influence, its investment decisions, USO intends to buy or sell the following permitted investments taking into account the order, or waterfall, set forth below when USO increases or decreases either its portfolio overall or its holdings of particular investments:

1.	The current or front month (“first month”) Oil Futures Contracts based on the price of the light, sweet crude oil known as West Texas Intermediate (“WTI”) or, which are priced off of the oil futures contracts based on WTI as traded on the NYMEX including the Benchmark Oil Futures Contract and the ICE WTI Contract (“WTI Oil Futures Contracts”); then
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

USCF may not be able to fully invest USO’s assets in the Benchmark Oil Futures Contract or other Oil Futures Contracts having an aggregate notional amount exactly equal to USO’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contract and other Oil Futures Contracts are for a specified amount of a particular commodity, and USO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract and other Oil Futures Contracts through the use of Other Oil-Related Investments, such as OTC contracts (e.g., swaps) that have better correlation with changes in price of the Benchmark Oil Futures Contract.

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

As a result of market conditions and the regulatory response that occurred in the Spring of 2020 and thereafter, large numbers of USO shares that were purchased during a short period of time, and regulatory accountability levels and position limits on oil futures contracts that were imposed on USO, and risk mitigation measures imposed by its FCMs, USO invested, and continues to invest, in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract as well as Other Oil Interests. While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract, there can be no guarantee of when, if ever, that will occur. In addition, because of the limitations imposed on USO for example, by its regulators and its FCMs, or other conditions, USO may be limited in investing in other Oil Futures Contracts in addition to the Benchmark Oil Futures Contract. Limitations on USO may negatively impact the ability of USO (i) to reallocate its investments to more favorably meet its investment objective or (ii) in connection with the purchase of Creation Baskets, to invest the proceeds of such purchases in Oil Futures Contracts. Investors in USO should expect USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts may be limited and USO may be required to invest in Other Oil-Related Investments. The foregoing has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically has prior to the Spring of 2020.

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

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also may set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2023, USO held 18,706 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2023, including when it held a maximum of 21,570 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. For the six months ended June 30, 2023, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. The Benchmark Futures Contract is subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit USO’s ability to invest in the Benchmark Oil Futures Contract and thereby could negatively impact the ability of USO to meet its investment objective.

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

USO is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, USO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USO does not have material swaps exposure under the Margin Rules and, accordingly, USO will not be subject to the initial margin requirements of the Margin Rules.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contracts, and Other Oil-Related Investments.

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

USO may potentially lose money by investing in government money market funds.

USO invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and USO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”), or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. USO cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2023. The price of the Benchmark Oil Futures Contract started the period at $80.26 per barrel. The high of the period was on April 12, 2023 when the price reached $83.16 per barrel. The low of the period was on March 17, 2023 when the price dropped to $66.93 per barrel. The period ended with the Benchmark Oil Futures Contract at $70.64 per barrel, a decrease of approximately (11.99)% over the period. USO’s per share NAV began the period at $70.05 and ended the period at $63.64 on June 30, 2023, a decrease of approximately (9.15)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2023 contracts and ended with the August 2023 contracts. The decrease of approximately (11.99)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the six months ended June 30, 2023, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2023, USO had issued 4,752,400,000 shares, 24,823,603 of which were outstanding. As of June 30, 2023, there were 874,600,000 shares registered but not yet issued. USO has registered 5,627,000,000 shares since inception. On April 28, 2020, after the close of trading on the NYSE Arca, USO effected a 1-for-8 reverse share split and post-split shares of USO began trading on April 29, 2020. As a result of the reverse share split, every eight pre-split shares of USO were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,482,900,000 shares of USO issued and outstanding, representing a per share NAV of $2.04. Immediately after the effect of the reverse share split, the number of issued and outstanding shares of USO decreased to 185,362,500, not accounting for fractional shares, and the per share NAV increased to $16.35. In connection with the reverse share split, the CUSIP number for USO’s shares changed to 91232N207. USO’s ticker symbol, “USO,” remained the same. The accompanying unaudited financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

More shares may have been issued by USO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by USO cannot be resold by USO. As a result, USO contemplates that additional offerings of its shares may be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2023, USO had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six months	Six months
	ended	ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$1,639,808,457	$2,920,437,582
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$34,613,736	$3,499,598
Annualized yield based on average daily total net assets	4.26%	0.24%
Management fee	$3,659,244	$6,516,976
Total fees and other expenses excluding management fees	$1,910,342	$1,976,538
Total commissions accrued to brokers	$361,114	$414,909
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. To the degree that the aggregate yield is higher the net expense ratio will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three months	Three months
	ended	ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$1,590,207,658	$2,968,652,191
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,070,745	$2,997,254
Annualized yield based on average daily total net assets	4.56%	0.40%
Management fee	$1,784,082	$3,330,584
Total fees and other expenses excluding management fees	$961,874	$662,279
Total commissions accrued to brokers	$185,968	$190,980
Total commissions as annualized percentage of average total net assets	0.05%	0.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2023, the average daily change in the Benchmark Oil Futures Contract was (0.086)%, while the average daily change in the per share NAV of USO over the same time period was (0.031)%. The average daily difference was 0.055% (or 5.5 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2023, the average daily change in the Benchmark Oil Futures Contract was (0.001)%, while the average daily change in the per share NAV of USO over the same time period was (0.016)%. The average daily difference was (0.015)% (or (1.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended June 30, 2023, the last trading day in June. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended June 30, 2023.

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

For the six months ended June 30, 2023, the actual total return of USO as measured by changes in its per share NAV was (9.15)%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $63.64. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $61.10 as of June 30, 2023, for a total return over the relevant time period of (12.78)%. The difference between the actual per share NAV total return of USO of (9.15)% and the expected total return based on the Benchmark Oil Futures Contract of (12.78)% was a difference over the time period of 3.63%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2022, the actual total return of USO as measured by changes in its per share NAV was 48.04%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $80.21. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $83.99 as of June 30, 2022, for a total return over the relevant time period of 55.02%. The difference between the actual per share NAV total return of USO of 48.04% and the expected total return based on the Benchmark Oil Futures Contract of 55.02% was a difference over the time period of (6.98)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

While it is USO’s expectation that at some point in the future it will return to primarily investing in the Benchmark Oil Futures Contract and related ICE Futures contracts or other similar futures contracts of the same tenor based on light, sweet crude oil, there can be no guarantee of when, if ever, that will occur. As a result, investors in USO should expect that USO will continue to invest in other permitted investments and that there have been and could be wider deviations between the performance of USO’s investments and the Benchmark Oil Futures Contract than prior to the Spring of 2020, and changes in USO’s share price may not be able to track changes in the price of Benchmark Oil Futures Contract within as narrow a percentage change difference for any period of successive valuation days as it typically has prior to the Spring of 2020. During the second quarter of 2023 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.055% (or 5.5 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2023, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the twelve months ended December 31, 2020, the crude oil futures market spent time in both a state of contango and backwardation as measured by the difference between the front month and the second month contract, whereas during the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. During the year ended December 31, 2022, the crude oil futures market experienced states of both contango and backwardation as measured by the difference between the front month and the second month contract, and during the six-month period ended June 30, 2023, [crude oil futures were primarily in a state of contango.]

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts, and FCM risk mitigation measures that were imposed on USO, in 2020, USO invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract and was limited in its investments in the Benchmark Oil Futures Contract. In order to continue to meet its investment objective, USO has chosen from its permitted investments types and amounts of Oil Futures Contracts allowed by its current regulatory requirements and under the risk mitigation efforts of its FCMs and other market participants, including those Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Continued holdings in these later month contracts may allow USO to experience lesser effects from contango than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. Likewise, continued holdings in these later month contracts also could cause USO to experience lesser effects from backwardation than would be the case if USO’s holdings were primarily in Oil Futures Contracts in the first month or second month. While USO continues to invest in later month contracts, there is no assurance that this will continue and if USO returns to primarily investing in the Benchmark Oil Futures Contract it will be subject to greater effects of contango and backwardation.

Crude Oil Market. During the six months ended June 30, 2023, the price of the front month WTI crude oil futures contract traded in a range between $66.74 to $83.26. Prices decreased ($11.98) from December 31, 2022 through June 30, 2023, finishing the quarter at $70.64.

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

During the first six months of 2023, crude oil prices were volatile through April then settled into a narrower range during May and June. U.S. production rose to a peak of 12.4 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production declined from 29.24 mbd to 28.57 mbd, as the cartel cut production to support prices. Demand for crude oil has slowly increased since the onset of the pandemic in 2020, most recently due to China's “reopening.” Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are other factors that could contribute to future increases in crude oil prices. Bearish factors that have weighed on crude oil prices during the second quarter of 2023 include a decline in overall inflation, weaker than expected demand from China, and concerns about global economic growth. Between competing bullish and bearish factors, crude oil prices could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between June 30, 2013 and June 30, 2023, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.683	0.641	0.528	0.644
US Gov’t Bonds (BEUSG4 Index)		1.000	0.894	0.532	0.556	0.489	0.518
Global Equities (FTSE World Index)			1.000	0.698	0.657	0.515	0.662
Unleaded Gasoline				1.000	0.777	0.373	0.838
Heating Oil					1.000	0.411	0.829
Natural Gas						1.000	0.343
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.989	0.999	0.946	0.927	0.782	0.977
US Gov’t Bonds (BEUSG4 Index)		1.000	0.992	0.943	0.911	0.741	0.975
Global Equities (FTSE World Index)			1.000	0.943	0.923	0.771	0.978
Unleaded Gasoline				1.000	0.930	0.612	0.964
Heating Oil					1.000	0.676	0.956
Natural Gas						1.000	0.713
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2023, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2023, USO did not use other assets to pay expenses, post expense waiver. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2023, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of June 30, 2023, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,533,991,648 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2023, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of June 30, 2023, USO’s portfolio held 18,706 Oil Futures Contracts traded on the NYMEX. As of June 30, 2023, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2023, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 201 baskets (comprising 20,100,000 shares) during the second quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/23 to 4/30/23	6,300,000	$70.20
5/1/23 to 5/31/23	6,000,000	$64.18
6/1/23 to 6/30/23	7,800,000	$63.68
Total	20,100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2023.

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

Date: August 4, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 4, 2023