Form 10-Q
period 2023-09-30
United States Oil Fund, LP
filed 2023-11-07
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 22,823,603 outstanding shares as of October 30, 2023.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $802,524,411 and $856,400,000, respectively) (Notes 2 and 5)	$802,524,411	$856,400,000
Equity in trading accounts:
Cash and cash equivalents (at cost $582,011,534 and $1,097,496,501, respectively)	582,011,534	1,097,496,501
Unrealized gain (loss) on open commodity futures contracts	50,316,369	22,185,936
Unrealized gain (loss) on open swap contracts	(2,151)	(4,145)
Receivable for shares sold	89,178,098	—
Dividends receivable	990,801	3,913,421
Interest receivable	4,802,561	2,827,515
Prepaid insurance*	186,720	141,644
ETF transaction fees receivable	3,000	—

Total Assets	$1,530,011,343	$1,982,960,872

Liabilities and Partners’ Capital
Payable due to Broker	$—	$1,387,987
Due to custody	—	1,012,851
General Partner management fees payable (Note 3)	544,761	848,801
Professional fees payable	1,197,769	2,442,050
Brokerage commissions payable	119,336	107,462
Directors’ fees payable*	30,339	42,213
License fees payable	78,268	104,170

Total Liabilities	1,970,473	5,945,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,528,040,870	1,977,015,338
Total Partners’ Capital	1,528,040,870	1,977,015,338

Total Liabilities and Partners’ Capital	$1,530,011,343	$1,982,960,872

Limited Partners’ shares outstanding	18,923,603	28,223,603
Net asset value per share	$80.75	$70.05
Market value per share	$80.86	$70.11
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
	Notional	Number of	Open Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2023 contracts, expiring October 2023	$459,699,158	5,281	$19,762,832	1.29
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	167,679,995	2,024	12,051,205	0.79
NYMEX WTI Crude Oil Futures CL January 2024 contracts, expiring December 2023	171,851,542	2,067	7,936,117	0.52
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	116,091,503	1,406	3,798,117	0.25
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	58,534,390	714	1,355,930	0.09
NYMEX WTI Crude Oil Futures CL June 2024 contracts, expiring May 2024	174,430,873	2,217	5,412,168	0.35
Total Open Futures Contracts*	$1,148,287,461	13,709	$50,316,369	3.29

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	227,450,000	$227,450,000	14.89
Total United States Money Market Funds		$227,450,000	14.89

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SGIXCWTI Index(b)	0.25%	Societe Generale	monthly	12/29/2023	139,327,409	139,326,524	—	(885)
MQCP361E Index(b)	0.26	Macquarie Bank Ltd.	monthly	01/19/2024	190,395,335	190,394,069	—	(1,266)
Total Open OTC Commodity Swap Contracts˄					329,722,744	329,720,593	—	(2,151)

(a)	Reflects the value at reset date of September 30, 2023.
(b)	Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at September 30, 2023.

˄Collateral amounted to $16,380,489 on open OTC commodity swap contracts.

*Collateral amounted to $582,011,534 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$204,277,575	$(118,377,718)	$142,705,467	$989,982,135
Realized gain (loss) on swap contracts	67,005,805	(64,935,404)	35,089,069	(32,257,710)
Change in unrealized gain (loss) on open commodity futures contracts	68,423,986	(262,761,411)	28,130,433	(332,240,105)
Change in unrealized gain (loss) on open OTC commodity swap contracts	(301)	456	1,994	(1,940)
Dividend income	4,228,144	5,486,707	13,778,420	8,317,751
Interest income*	13,682,856	5,181,788	38,746,316	5,850,342
ETF transaction fees	106,000	64,000	272,000	163,000
Total Income (Loss)	$357,724,065	$(435,341,582)	$258,723,699	$639,813,473

Expenses
General Partner management fees (Note 3)	$1,684,104	$2,564,245	$5,343,348	$9,081,221
Professional fees	551,058	463,976	1,590,702	1,392,324
Brokerage commissions	160,574	189,314	521,688	604,223
Directors’ fees and insurance	184,717	206,336	572,326	622,384
License fees	56,137	85,474	178,112	302,707
Total Expenses	$2,636,590	$3,509,345	$8,206,176	$12,002,859
Net Income (Loss)	$355,087,475	$(438,850,927)	$250,517,523	$627,810,614
Net Income (Loss) per limited partner share	$17.11	$(15.06)	$10.70	$10.97
Net Income (Loss) per weighted average limited partner share	$17.45	$(14.34)	$10.74	$17.12
Weighted average limited partner shares outstanding	20,344,255	30,604,038	23,315,178	36,672,687
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balances at beginning of period	$1,579,791,268	$2,648,854,954	$1,977,015,338	$2,374,159,266
Addition of 20,100,000, 13,300,000, 53,800,000 and 33,000,000 partnership shares, respectively	1,514,517,450	962,026,590	3,684,050,099	2,452,643,781
Redemption of (26,000,000), (16,400,000), (63,100,000) and (46,900,000) partnership shares, respectively	(1,921,355,323)	(1,222,587,039)	(4,383,542,090)	(3,505,170,083)
Net income (loss)	355,087,475	(438,850,927)	250,517,523	627,810,614

Balances at end of period	$1,528,040,870	$1,949,443,578	$1,528,040,870	$1,949,443,578
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$250,517,523	$627,810,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(28,130,433)	332,240,105
Change in unrealized (gain) loss on open swap contracts	(1,994)	1,940
(Increase) decrease in dividends receivable	2,922,620	(1,984,292)
(Increase) decrease in interest receivable	(1,975,046)	(1,481,919)
(Increase) decrease in prepaid insurance*	(45,076)	(157,872)
(Increase) decrease in ETF transaction fees receivable	(3,000)	—
Increase (decrease) in payable due to Broker	(1,387,987)	35,838,431
Increase (decrease) payable due to custody	(1,012,851)	—
Increase (decrease) in General Partner management fees payable	(304,040)	(163,831)
Increase (decrease) in professional fees payable	(1,244,281)	(1,556,249)
Increase (decrease) in brokerage commissions payable	11,874	(91,372)
Increase (decrease) in directors’ fees payable*	(11,874)	(2,599)
Increase (decrease) in license fees payable	(25,902)	(21,335)
Net cash provided by (used in) operating activities	219,309,533	990,431,621

Cash Flows from Financing Activities:
Addition of partnership shares	3,594,872,001	2,452,643,781
Redemption of partnership shares	(4,383,542,090)	(3,505,170,083)
Net cash provided by (used in) financing activities	(788,670,089)	(1,052,526,302)

Net Increase (Decrease) in Cash and Cash Equivalents	(569,360,556)	(62,094,681)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,953,896,501	2,264,418,396
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,384,535,945	$2,202,323,715

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$802,524,411	$963,555,399
Equity in Trading Accounts:
Cash and cash equivalents	582,011,534	1,238,768,316
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,384,535,945	$2,202,323,715
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2023

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

USO accomplishes its objective through investments in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2023, USO held 13,709 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

USO is currently invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract. This has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020.

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO previously disclosed the parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO’s intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of September 30, 2023, USO had registered an unlimited number of shares and available for issuance. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2023 and 2022, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $700,000 for USO and, in the aggregate for USO and the Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2023 and 2022, USO incurred $178,112 and $302,707, respectively under this arrangement.

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

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services, Inc. to serve as additional FCMs to USO effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Total commissions accrued to brokers	$521,688	$604,223
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

USO may enter into futures contracts, options on futures contracts, cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

Significant market volatility has recently occurred in the crude oil markets and the crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among oil-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Futures Contracts and/or Other Oil-Related Investments.

All of the futures contracts held by USO through September 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2023 and December 31, 2022, USO held investments in money market funds in the amounts of $227,450,000 and $856,400,000, respectively. USO also holds cash deposits with its custodian. As of September 30, 2023 and December 31, 2022, USO held cash deposits and investments in Treasuries in the amounts of $1,157,085,945 and $1,097,496,501 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$63.64	$80.21	$70.05	$54.18
Total income (loss)	17.24	(14.95)	11.05	11.30
Total expenses	(0.13)	(0.11)	(0.35)	(0.33)
Net increase (decrease) in net asset value	17.11	(15.06)	10.70	10.97
Net asset value, end of period	$80.75	$65.15	$80.75	$65.15

Total Return	26.89%	(18.78)%	15.27%	20.25%

Ratios to Average Net Assets
Total income (loss)	24.09%	(19.26)%	16.30%	23.71%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.25%	0.17%	0.24%	0.14%
Net income (loss)	23.92%	(19.41)%	15.78%	23.27%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at September 30, 2023 using the fair value hierarchy:

At September 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$227,450,000	$227,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	50,316,369	50,316,369	—	—
OTC Commodity Swap Contracts	(2,151)	—	(2,151)	—

The following table summarizes the valuation of USO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$856,400,000	$856,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,185,936	22,185,936	—	—
OTC Commodity Swap Contracts	(4,145)	—	(4,145)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$50,316,369	$22,185,936
Swap - Commodity Contracts	Liabilities	$(2,151)	$(4,145)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2023		September 30, 2022
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$142,705,467		$989,982,135

	Change in unrealized gain (loss) on open positions		$28,130,433		$(332,240,105)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$35,089,069		$(32,257,710)

	Change in unrealized gain (loss) on open positions		$1,994		$(1,940)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. USO believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the crude oil markets and futures markets in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe USO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USO cannot assure investors that the projections included in these forward-looking statements will come to pass. USO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO's NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

USO is currently invested in Oil Futures Contracts in months other than the Benchmark Oil Futures Contract. This has impacted the performance of USO and its ability meet its investment objective within as narrow a percentage difference between the average daily percentage change in USO’s NAV for any period of 30 successive valuation days and the average daily percentage change in the price of the Benchmark Oil Futures Contract as it typically had prior to the Spring of 2020.

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO previously disclosed the parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO’s intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

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

The following chart shows, for the period ending September 30, 2023, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO's intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO's investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO's FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2023, USO held 13,709 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2023, including when it held a maximum of 21,570 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. For the nine months ended September 30, 2023, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2023. The price of the Benchmark Oil Futures Contract started the period at $80.26 per barrel. The high of the period was on September 27, 2023 when the price reached $93.68 per barrel. The low of the period was on March 17, 2023 when the price dropped to $66.93 per barrel. The period ended with the Benchmark Oil Futures Contract at $90.79 per barrel, an increase of approximately 13.12% over the period. USO’s per share NAV began the period at $70.05 and ended the period at $80.75 on September 30, 2023, an increase of approximately 15.27% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2023 contracts and ended with the October 2023 contracts. The increase of approximately 13.12% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the nine months ended September 30, 2023, the crude oil futures market experienced states of both mild contango and strong backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2023, USO had issued 4,772,500,000 shares, 18,923,603 of which were outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of September 30, 2023, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months	Nine months
	ended	ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$1,587,563,453	$2,698,124,411
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$52,524,736	$14,168,093
Annualized yield based on average daily total net assets	4.42%	0.70%
Management fee	$5,343,348	$9,081,221
Total fees and other expenses excluding management fees	$2,862,828	$2,921,638
Total commissions accrued to brokers	$521,688	$604,223
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a decrease in license fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three months	Three months
	ended	ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$1,484,777,089	$2,260,747,411
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,911,000	$10,668,495
Annualized yield based on average daily total net assets	4.79%	1.87%
Management fee	$1,684,104	$2,564,245
Total fees and other expenses excluding management fees	$952,486	$945,100
Total commissions accrued to brokers	$160,574	$189,314
Total commissions as annualized percentage of average total net assets	0.04%	0.03%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2023, the average daily change in the Benchmark Oil Futures Contract was 0.460%, while the average daily change in the per share NAV of USO over the same time period was 0.377%. The average daily difference was (0.083)% (or (8.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2023, the average daily change in the Benchmark Oil Futures Contract was 0.005%, while the average daily change in the per share NAV of USO over the same time period was (0.010)%. The average daily difference was (0.015)% (or (1.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended September 30, 2023. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended September 30, 2023.

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

For the nine months ended September 30, 2023, the actual total return of USO as measured by changes in its per share NAV was 15.27%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $80.75. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $79.72 as of September 30, 2023, for a total return over the relevant time period of 13.80%. The difference between the actual per share NAV total return of USO of 15.27% and the expected total return based on the Benchmark Oil Futures Contract of 13.80% was a difference over the time period of 1.47%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2022, the actual total return of USO as measured by changes in its per share NAV was 20.25%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $65.15. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $66.06 as of September 30, 2022, for a total return over the relevant time period of 21.93%. The difference between the actual per share NAV total return of USO of 20.25% and the expected total return based on the Benchmark Oil Futures Contract of 21.93% was a difference over the time period of (1.68)%, which is to say that USO’s actual total return underperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO’s intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

During the third quarter of 2023 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was (0.083)% or (8.3) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2023, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the twelve months ended December 31, 2020, the crude oil futures market spent time in both a state of contango and backwardation as measured by the difference between the front month and the second month contract, whereas during the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. During the year ended December 31, 2022, the crude oil futures market experienced states of both contango and backwardation as measured by the difference between the front month and the second month contract, and during the nine-month period ended September 30, 2023, the crude oil futures market also experienced states of both mild contango.and strong backwardation.

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

Crude Oil Market. During the nine months ended September 30, 2023, the price of the front month WTI crude oil futures contract traded in a range between $66.74 to $93.68. Prices increased $13.12% from December 31, 2022 through September 30, 2023, finishing the quarter at $90.79.

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

During the first nine months of 2023, crude oil prices were volatile through April then settled into a narrower range during May and June. During the third quarter of 2023, crude oil prices rose significantly, primarily due to 1.3 million barrel per day (“mbd”) voluntary supply cuts announced by Saudi Arabia and Russia. U.S. production rose to a peak of 12.9 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production declined 27.97 mbd. According to the Energy Information

Administration, global crude oil demand has exceeded supply since May of 2023. As of September 30, 2023, demand was 101.63 mbd and supply was 101.34 mbd. Demand for crude oil has slowly increased since the onset of the pandemic in 2020. Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels, although U.S. production surged over the last three months and is approaching pre-COVID highs. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, attacks or threats of attack by terrorists, and consistent strategy from OPEC that has been supportive of crude oil prices are other factors that could contribute to future increases in crude oil prices. Assuming these factors persist, USCF believes crude oil is more likely to stay elevated and potentially rise for the foreseeable future.

The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between September 30, 2013 and September 30, 2023, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.032	0.977	0.477	0.220	0.150	0.367
US Gov't Bonds (BEUSG4 Index)		1.000	0.035	(0.209)	(0.408)	(0.136)	(0.264)
Global Equities (FTSE World Index)			1.000	0.528	0.271	0.112	0.424
Unleaded Gasoline				1.000	0.642	0.095	0.750
Heating Oil					1.000	0.120	0.741
Natural Gas						1.000	0.063
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.654	0.981	0.467	0.259	0.249	0.304
US Gov't Bonds (BEUSG4 Index)		1.000	0.718	0.161	(0.273)	(0.128)	(0.047)
Global Equities (FTSE World Index)			1.000	0.396	0.191	0.195	0.303
Unleaded Gasoline				1.000	0.630	(0.330)	0.416
Heating Oil					1.000	0.090	0.813
Natural Gas						1.000	0.258
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2023, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2023, USO did not use other assets to pay expenses, post expense waiver. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2023, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2023, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,384,535,945 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2023, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of September 30, 2023, USO’s portfolio held 13,709 Oil Futures Contracts traded on the NYMEX. As of September 30, 2023, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the nine-month reporting period ended September 30, 2023, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 260 baskets (comprising 26,000,000 shares) during the third quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/23 to 7/31/23	8,300,000	$68.52
8/1/23 to 8/31/23	8,600,000	$72.82
9/1/23 to 9/30/23	9,100,000	$79.83
Total	26,000,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 7, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2023