Form 10-K
period 2023-12-31
United States Oil Fund, LP
filed 2024-02-29
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2023 was $1,579,791,268.

The registrant had 18,623,603 outstanding shares as of February 21, 2024.

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

The investment objective of USO is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of a specified short-term futures contract on light, sweet crude oil called the “Benchmark Oil Futures Contract,” plus interest earned on USO’s collateral holdings, less USO’s expenses. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in USO’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. Also, while USO’s shares may be impacted by contango and backwardation the potential costs associated with the alternative of physically owning and storing crude oil entails significant costs which could be substantial.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD ) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“GLDX”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”), and USCF Aluminum Strategy Fund (“ALUM”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

Prior to the Spring of 2020, USO achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract. In the Spring of 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, related supply chain disruptions and disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. Certain circumstances, including the market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, resulting from such volatility caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and to invest in Other Oil-Related Investments, such as swap transactions based on the price of oil.

These conditions severely limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”).

Accordingly, USO invested, and since then has continued to invest, in other permitted Oil Futures Contracts with expirations in later months than the Benchmark Oil Futures Contract. USO also invested, and has continued to invest, in other permitted investments, including Other Oil-Related Investments, including OTC swaps. In addition, during the Spring of 2020, USO had to rebalance and adjust the types of holdings in its portfolio more frequently than it had in the past.

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

Each month over a ten-day period, USO changes the Benchmark Oil Futures Contract, which at the beginning of the month is the futures contract on light, sweet crude oil as traded on the NYMEX that is the near or front month to expire (referred to herein as the first month), into the NYMEX futures contract that is the next month contract to expire (referred to herein as the second month). Historically, this was done over a four-day period at the end of which the Benchmark Oil Futures Contract was the next month contract to expire at that time and that contract remained the Benchmark Oil Futures Contract until the beginning of the following month’s change in the

Benchmark Oil Futures Contract over a four-day period. On each day during the four-day period, USCF “rolled” USO’s positions in Oil Interests by closing, or selling, a percentage of USO’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflected the change in the Benchmark Oil Futures Contract. In the past, during the four-day period, USO has rolled its positions in Oil Futures Contracts in the first month prior to the end of the month to avoid such contracts’ expiration and having to take delivery of the underlying commodity.

USO continues this monthly roll process with respect to its portfolio holdings, notwithstanding that its investments may not be concentrated in the first month futures contract, as is the case as of the date of this 10-K (but which may not be the case in the future when USO’s futures holdings will primarily consist of the near month Benchmark Oil Futures Contract). Currently, USO rolls and rebalances its portfolio to: (1) sell the earliest month of the futures contracts that it holds, (2) rebalance its portfolio in a manner that allows it to meet market conditions, regulatory requirements and other factors described herein, and (3) structure its investments within the foregoing limits in a way that allows USO to best pursue its stated investment objective.

In May of 2020, USO extended the monthly roll/rebalancing period from a four-day period to a ten-day period due to the size and diversification of its portfolio holdings and to address regulatory concerns. During the ten-day roll or rebalance period, USO will close certain existing positions, e.g., when it changes the Benchmark Oil Futures Contract and sells contracts that will expire at the end of the month, or when it sells Oil Futures Contracts to address the market conditions, regulatory requirements and other factors discussed herein, and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments.

The change from a four-day roll to a ten-day roll, whether or not USO holds any Benchmark Oil Futures Contacts at the time of the roll, did not change USO’s benchmark or its investment objective other than as described herein. The Benchmark Oil Futures Contract remains the futures contract on light, sweet crude oil as traded on the NYMEX for the first month before the roll period. During the roll period, the Benchmark Oil Futures Contract will proportionately change each day of the roll to the futures contract on light, sweet crude oil as traded on the NYMEX for the second month, until the roll is completed.

Typically, on each day during the ten-day roll period, USO intends to rebalance approximately 1/10th of the announced percentage of the notional value of its nearest month instrument and other specified instruments (which could be 100% of such notional value of such interests) and reinvest the proceeds in the remaining current portfolio holdings as well as further-dated contracts and any new specified portfolio holdings. In addition, USO may need to adjust the roll/rebalance in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), or other factors that impact the ability of USO to make its investments and achievement its investment objective.

USO will roll its positions during the first 10 trading days of each subsequent month. The anticipated dates that the monthly roll period will commence are posted on USO’s website at www.uscfinvestments.com, and are subject to change without notice.

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

As described above, beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective.

USO’s holdings could change as a result of any or all of the following:

●	the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits);
●	market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing); or

●	risk mitigation measures, including those that may be taken by USO, USO’s FCMs, counterparties or other market participants, that limit USO from investing in particular crude oil futures contracts.

These conditions could limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as the ICE WTI Contract.

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

USO intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of USO’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of USO. Additionally, daily changes in the price of the Benchmark Oil Futures Contracts have closely tracked the daily changes in the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the daily changes in the price of USO’s shares as traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil on a percentage basis. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

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

USCF believes that market arbitrage opportunities will cause the daily changes in USO’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in USO’s per share NAV. USCF further believes that the daily changes in USO’s NAV in percentage terms will closely track the daily changes in percentage terms in the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. However, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

USO’s purchase of Oil Futures Contracts other than the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, if any, depends on various factors, including diversification of USO’s investments in futures contracts with respect to the month of expiration and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and market conditions, it has and may continue to invest in Oil Futures Contracts traded on other exchanges and invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it prioritizes investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it may invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Oil Futures Contracts other than the Benchmark Oil Futures Contract or oil futures contracts issued by NYMEX and ICE Futures with the same months and Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Risk Factors Involved with an Investment in USO” for a discussion of the potential impact of regulation on USO’s ability to invest in OTC transactions and cleared swaps.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce its net futures contracts back to the accountability level.

As of December 31, 2023, USO held 18,103 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2023, including when it held a maximum of 21,570 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any” month limit.

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

For the year ended December 31, 2023, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

USO has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments to the extent possible. If USO encounters accountability levels, position limits (including those set by the Position Limits Rule), or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other permitted investments to meet its investment objective. In addition, if USO exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of USO’s shares and the price of the Benchmark Oil Futures Contract.

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

Why Does USO Purchase and Sell Oil Futures Contracts?

USO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. USO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of light, sweet crude oil.

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

Leverage

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO’s investments, may occur on short notice.

USO does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if USO were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if USO were to hold assets that have a value of less than zero.

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

To reduce the credit risk that arises in connection with such contracts, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the reporting period of this annual report on Form 10-K, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBC Capital for the above activity, as well as related charges. The order required that RBC Capital cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC Capital. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

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

Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc.

On June 5, 2020, USO entered into a Customer Account Agreement with E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for USO. On July 14, 2023, this Customer Account Agreement was terminated and replaced by a Customer Account Agreement between USO and Marex North America, LLC (“MNA”) dated May 28, 2020, in respect of which MCM assumed the rights and obligations of MNA vis-à-vis USO following the transfer of MNA’s futures clearing business to MCM as part of an internal reorganization. This agreement requires MCM to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through MCM for USO’s account. Under this agreement, USO pays MCM commissions for executing and clearing trades on behalf of USO.

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

MCM was acquired by the Marex Group in phases during the second half of 2022 and went from doing business as E D & F Man Capital Markets, Inc. to Marex Capital Markets, Inc.

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

ADM Investor Services, Inc.

On August 8, 2023, USO and ADM Investor Services, Inc. (“ADMIS”) entered into a Customer Account Agreement pursuant to which ADMIS has agreed to serve as an additional FCM for USO. The Customer Account Agreement between USO and ADMIS requires ADMIS to provide services to USO in connection with the purchase and sale of futures contracts that may be purchased or sold by or through ADMIS for USO’s account. Under this agreement, USO has agreed to pay ADMIS commissions for executing and clearing trades on behalf of USO.

ADMIS’s primary address is 141 W Jackson Boulevard, Suite 2100a, Chicago, IL 60604. ADMIS is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. ADMIS is a member of various U.S. futures and securities exchanges.

In the normal course of its business, ADMIS is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on ADMIS.

Neither ADMIS nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years, except for the following matters.

In an Order entered on July 12, 2019 the CFTC found that between December 2014 and September 24, 2017, ADMIS failed to diligently supervise the handling by its employees and agents of commodity interest accounts as well as the activities of its employees and agents relating to its business as an FCM in violation of CFTC Regulation 166.3. The order imposed a civil monetary penalty of $250,000.

On January 28, 2020, a Commodity Exchange Business Conduct Committee Panel (“Panel”) found that between 2012 and 2018, ADMIS learned that one of its brokerage firm clients automatically offset omnibus account positions in futures contracts using the FIFO method and was misreporting its open positions. The Panel found that ADMIS failed to require the client to provide accurate and timely owner and control information and continued to report inaccurate information regarding the ownership and control of the positions through May 2018 in violation of Exchange Rules 432.Q., 432.X., and 561.C. Additionally, on multiple occasions continuing through May 2018, ADMIS provided the Exchange with inaccurate audit trail data provided by the client. The Panel found that ADMIS violated Exchange Rule 536.B.2.

Finally, the Panel found that ADMIS failed to take effective measures to ensure the accuracy of its client’s purchase and sales data reporting and its responses to the Exchange, and failed to properly supervise employees. The Panel therefore found that ADMIS violated Exchange Rule 432.W. In accordance with an offer of settlement the Panel ordered ADMIS to pay a fine of $650,000.

In an order issued on September 29, 2022, the CFTC found that between December 2016 and September 2019, ADMIS failed to supervise its employees and agents in their handling of commodity interest accounts regarding the improper or fictitious trade transfer requests and their activities relating to its business as a registered FCM to ensure compliance with the Commodity Exchange Act and it Regulations, and to deter and detect wrongdoing in violation of CFTC Regulation 166.3. The order imposed a civil monetary fine of $500,000.

ADMIS will act only as clearing broker for USO and as such will be paid commissions for executing and clearing trades on behalf of USO. ADMIS has not passed upon the adequacy or accuracy of this annual report on Form 10-K. ADMIS will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or USO.

ADMIS is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with ADMIS or its trading principals arising from its acting as USO’s FCM.

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

Swap Dealer

Macquarie Bank Limited

On November 30, 2021, USO entered into an ISDA 2002 Master Agreement (the “Macquarie ISDA”) with Macquarie Bank Limited, pursuant to which Macquarie Bank Limited has agreed to serve as an over-the-counter (“OTC”) swaps counterparty for USO. USO’s

OTC swap transactions outstanding under the Macquarie ISDA, if any, along with USO’s other holdings, are posted on USO’s webpage, www.uscfinvestments.com.

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

Société Générale S.A.

On June 13, 2022, USO entered into an ISDA 2002 Master Agreement (the “SocGen ISDA”) with Société Générale S.A., pursuant to which Société Générale S.A. has agreed to serve as an OTC swaps counterparty for USO. USO’s OTC swap transactions outstanding under the SocGen ISDA, if any, along with USO’s other holdings, are posted on USO’s webpage, www.uscfinvestments.com.

Société Générale S.A.’s principal address is 17 Cours Valmy Paris la Defense, 92987 CEDEX France. Société Générale S.A. is registered with the CFTC as a swap dealer.

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

On June 4, 2018, the CFTC issued an order filing and settling charges against Société Générale S.A. for attempted manipulation of and false reporting in connection with the London Interbank Offered Rate (LIBOR) for U.S. Dollar, Yen, and Euro, and the Euro Interbank Offered Rate (Euribor), certain instances of manipulation of Yen LIBOR, and aiding and abetting traders at another bank in their attempts to manipulate Euribor. The Bank’s misconduct spanned more than six years, from 2006 through mid-2012. The CFTC order required Société Générale to pay a civil monetary penalty of $475 million, cease and desist from further violations as charged, and adhere to specific undertakings to ensure the integrity of its LIBOR, Euribor, and other benchmark interest rate submissions in the future.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.
●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of USO’s investments.
●	An investment in USO may provide little or no diversification benefits. Thus, in a declining market, USO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USO while incurring losses with respect to other asset classes.
●	Historical performance of USO and the Benchmark Oil Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	Natural forces in the oil futures market known as “backwardation” and “contango” may increase USO’s tracking error and/or negatively impact total return.

●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Oil Futures Contract.
●	Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which means that the changes in the price of USO’s shares could substantially vary from changes in the price of the Benchmark Oil Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from economic income or loss on the shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.
●	USO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.
●	If USO is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on USO is uncertain.
●	USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BNY Mellon, Custodian and Administrator(2)

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

(1)	USCF pays this compensation.
(2)	BNY Mellon has served as the Custodian and Administrator of USO since April 1, 2020.

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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
RBC Capital, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2023 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$149,915,655
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$44,476,259
Other Amounts Paid or Accrued(5):	$54,091,941
Total Expenses Paid or Accrued:	$248,483,855
(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2023 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(6):	0.16% annualized
Total Expenses Paid or Accrued:	0.75% annualized
(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $2,184,411 for the fiscal year ended December 31, 2023. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2023 were approximately $1,210,000 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2023 was $723,121.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to affect any sale or resale of shares. As of December 31, 2023, 12 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2023, USO issued 905 Creation Baskets and redeemed (953) Redemption Baskets.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USO’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating USO positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Use of Proceeds

USCF causes USO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USO’s assets in Oil-Interest and investments in Treasuries, cash and/or cash equivalents. When USO purchases an Oil Futures Contract and certain exchange-traded Other Oil-Related Investments, USO is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange as a portion of the value of the contract or other interest as security to ensure payment for the obligation under Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on USO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

●	held on deposit with the FCMs or other custodian;
●	used for other investments, and
●	held in bank accounts to pay current obligations and as reserves.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USO to hold trading positions at any time. The percentage of assets committed as margin may be substantially more, or less, that the 5% to 30% range described above. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Oil Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USO’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by USO will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for USO’s benefit.

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

The Benchmark Oil Futures Contract is subject to position limits under the Position Limits Rule, and USO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could limit USO’s ability to invest in the Benchmark Oil Futures Contract and thereby could negatively impact the ability of USO to meet its investment objective.

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

USO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of light, sweet crude oil, as measured by the daily percentage changes in the price of Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

USO will continue to disclose its end of day portfolio on its website, www.uscfinvestments.com. The end of day portfolio disclosed on USO’s website would reflect any investments in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the USO website, USO may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings on the following business day.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and, therefore, may have an adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

Other crude oil demand-related factors. Other factors that may affect the demand for crude oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for crude oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles or electric transportation and broad-based changes in personal income levels.

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of geopolitical risks associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other factors impacting the crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO. Significant market volatility has recently occurred in the commodities markets and the oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In such a circumstance, USO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Oil-Related Investments, such as OTC swaps.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, and may lead to volatility in USO’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financial services, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of USO.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to the availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the price of the Benchmark Oil Futures Contract, is difficult to predict and depends on a number of factors that may have a negative impact on USO in the future.

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of USO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract and Other Oil-Related Investments.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes includes the following risks:

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

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of USO shares in the market and other factors could cause USO’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

It is possible that the daily percentage changes in USO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Oil Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As USO approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) and other conditions as described herein, USO has and may invest in Oil Futures Contracts other than the Benchmark Oil Futures Contact and Other Oil-Related Investments which may cause less correlation with daily percentage changes in the price of the Benchmark Oil Futures Contract than investments in the Benchmark Oil Futures Contract. In addition, USO is not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contract because the total return generated by USO is reduced by expenses and transaction costs, including those incurred in connection with USO’s trading activities, and increased by interest income from USO’s holdings of Treasuries (defined below).

Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

The correlation between changes in price of the Benchmark Oil Futures Contract and the spot price of light, sweet crude oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative crude oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences in gasoline futures trading.

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

USO’s Benchmark Oil Futures Contract is the near month contract to expire until the near month contract approaches expiration when, over a ten-day period beginning on the first business day of each month, the Benchmark Oil Futures Contract transitions to the next month contract to expire and remains that contract until the next roll period. Between roll periods, the near month contract expires and the next near month contract becomes the near month. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in light, sweet crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred in the crude oil futures markets in April 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were taken by USO and USO’s FCM in 2020, USO invested in, and continues to invest in, Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Holdings in later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO’s holdings were primarily in oil futures contracts in the first month or second month. While USO continues to invest in later month contracts, when USO’s futures portfolio returns to being primarily invested in the Benchmark Oil Futures Contract (beginning in September 2023), it will be subject to greater effects of contango and backwardation.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Oil Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce its net futures contracts back to the accountability level.

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

USO has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Oil Futures Contracts and Other Oil-Related Investments. If USO encounters accountability levels, position limits (including those set by the Position Limits Rule), or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other permitted investments to meet its investment objective. In addition, if USO exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of USO’s shares and the price of the Benchmark Oil Futures Contract.

Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which means that the changes in the price of USO’s shares could substantially vary from changes in the price of the Benchmark Oil Futures Contract.

USO’s FCMs have in the past imposed, and may in the future impose, limits on the positions that USO may hold in the Benchmark Oil Futures Contract as well as certain other months that constrain USO’s ability to invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts. For example, in the Spring of 2020, RBC Capital Markets, LLC (“RBC”) expressly informed USO that USO could not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time RBC imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. At that time, RBC advised USO that, going forward, USO may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. Since then, RBC allowed USO to resume purchasing Oil Futures Contracts, including the Benchmark Oil Futures Contract, for investment of the proceeds from Creation Baskets.

USO entered into an agreement with each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively, to become additional FCMs for USO, none of which have precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any of USO’s FCMs that limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty whether, or to what extent, any limitations may be imposed on USO by any FCM in the future.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of USO’s FCMs could limit USO’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Oil Futures Contracts and other Oil Futures Contracts. If this were the case, when selling Creation Baskets, USO may invest in other permitted investments, including Other Oil-Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair USO’s ability to meet its investment objective.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USO’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by USO in making allocations for tax purposes and other factors, an investor’s allocable share of USO’s income, gain, deduction, loss, or credit may be different than economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USO is in many respects uncertain. USO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by USO of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, which would require USO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

USO may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If USO is required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of USO and would likely have an adverse impact on the value of the shares. Under certain circumstances, USO may be eligible to make an election to cause the investors to take into account the amount of any imputed underpayment, including any associated interest and penalties. The ability of a publicly traded partnership such as USO to elect this treatment is uncertain. If the election is made, USO would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

USO could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

USO has received an opinion of counsel that, under current U.S. federal income tax laws, USO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) USO is organized and operated in accordance with its governing agreements and applicable law; and (iii) USO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that USO has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. USO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that USO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, USO would be subject to U.S. federal income tax imposed at the corporate flat rate of 21% on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to shares, if USO were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to USO shares would be taxable to shareholders as dividend income to the extent of USO’s current and accumulated earnings and profits. Taxation of USO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by USO on its income. Instead, USO will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of USO.

These amounts must be reported without regard to the amount of cash or value of property the shareholder receives (if any) as a distribution from USO during the taxable year. A shareholder, therefore, may be allocated income or gain by USO but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on USO or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the tax provisions of the IRA or any other proposed or future tax legislation might affect USO, its investors, or USO’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

USO has mitigated these risks by typically entering into transactions only with major global financial institutions.

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

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out USO’s position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to USO, or if USO defaults on certain terms of the swap agreement, or if there is a material decline in USO’s NAV on a particular day) and request immediate payment of amounts owed by USO under the agreement. If the level of USO’s NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with USO at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. A swap counterparty may also have the right to close out USO’s position for no reason, in some cases with same day notice.

Other Risks

USO is not leveraged, but it could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, USO may implement risk reduction procedures, which may include changes to USO’s investments, and such changes may occur on short notice.

USO does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if USO were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if USO were to hold assets that have a value of less than zero.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a war or a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Oil Futures Contracts and Other Oil-Related Investments may be illiquid, USO’s Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that USO may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

USO is not actively managed by conventional methods. Accordingly, if USO’s investments in Oil Interests are declining in value, in the ordinary course, USO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Oil Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Oil Futures Contract; (ii) when USO otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants); or (iii) to avoid USO becoming leveraged, and it reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of USO’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

USO has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, and following the events that occurred in the Spring of 2020, USO has invested accordingly in Oil Futures Contracts other than the Benchmark Oil Future Contract and in OTC swaps. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO’s intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures, or the need to satisfy potential margin requirements.

USO’s ability to invest in the Benchmark Oil Futures Contract or other permitted investments could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on USO with respect to its investment in Oil Futures Contracts, additional or different risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) with respect to USO acquiring additional Oil Futures Contracts, or USO selling additional shares. Accordingly, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, USO intends to buy or sell its permitted investments when USO increases or decreases either its portfolio overall or its holdings of particular investments.

USO may not meet the listing standards of NYSE Arca, which could adversely impact an investor’s ability to sell shares.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), a company publicly traded under the ticker symbol “MGLD.” Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and USO, including their regulatory obligations.

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

Because USO’s shares are publicly traded, USO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA, and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. USO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USO is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USO, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

USCF serves as the general partner or sponsor to each of USO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for USO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, USO purchased oil futures contracts, this decision could impact USO’s ability to purchase additional oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of the Related Public Funds to track their benchmark futures contract(s).

USO may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from the FCM receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third-party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as USO trades using the clearing broker to be used by USO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USO.

USO could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) that would lead USO to determine that it could no longer foreseeably meet its investment objective or that USO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of USO could cause USO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USO. USO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on USO’s NAV.

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

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from USO’s investment objective. Any potential impact to the market for shares of USO that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when USO resumes selling Creation Baskets.

For example, USO suspended purchases of Creation Baskets in April 2020 as a result of the exhaustion of available SEC registered shares that could be issued by USO due to unexpected demand during the aforementioned market volatility arising from the COVID-19 pandemic, related supply chain disruptions, war and disputes among oil-producing countries. At the time of this suspension, the market price of USO shares on April 21, 2020 was 36% higher than USO’s reported end-of-day per share NAV. A significant portion of this difference can be attributed to the fact that USO’s NAV is calculated based on the settlement price of Oil Futures Contracts at 2:30 p.m. Eastern time, which is ninety (90) minutes earlier than the determination of the closing share price at 4:00 p.m. Eastern time. The closing share price takes into account changes in the price of Oil Futures Contracts that occur after the settlement price is determined. However, USO’s suspension of purchases of Creation Baskets, record volatility that occurred in crude futures markets on April 20, 2020 and April 21, 2020, and record volume in USO share transactions on the NYSE on the same days also contributed to the premium on April, 21, 2020. In addition, investors should be aware that such premiums can be transitory. The high premium that occurred in the Spring of 2020 was short-lived and fell almost immediately, notwithstanding the suspension of sales of Creation Baskets. On April 22, 2020, the market price of USO shares fell to a level of 8.66% above the per share NAV, and, from April 23, 2020, continued its decline to 1.45% on May 1, 2020. For the period beginning May 1, 2020 and ending May 29, 2020 the premium averaged 2.25%, and for the period from beginning June 30, 2020 through December 31, 2020, the premium averaged -0.14%. Any potential premium or impact to the market in shares of USO that could occur from the Authorized Participants’ inability to purchase new Creation Baskets would likely not extend beyond the time when USO resumes selling Creation Baskets.

USO may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

USO may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) that limit USO and other market participants from investing in particular crude oil futures contracts, USO’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause USO’s NAV to differ materially from its trading price,” could also occur as a result of USO determining to limit the offering of creation baskets.

In a rising rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to USO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reactions to those initiatives. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, USO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USO, a natural catastrophe, an industrial accident, failure of USO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of USO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of USO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

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

USO, USCF and USCF’s directors and certain of its officers are currently subject to litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USO and USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USO and USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USO’s or USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of USO and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In general, cybersecurity incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USCF, a natural catastrophe, an industrial accident, failure of USO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

Risk Management

USO does not have computer systems or networks. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on USO. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. The risk assessment aims to confirm that USCF’s policies are being followed and enforced, and to identify risks that may have otherwise been unknown. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and USO.

USCF’s procedures include guidance for determining the materiality of cybersecurity incidents, including with respect to cybersecurity incidents experienced by third-party service providers. Such determinations are made by USCF’s senior management, including its Chief Executive Officer, which uses both qualitative and quantitative factors in assessing the material impact of an incident. The factors include the functional impact, the information impact, costs, the observed activity, the location of observed activity, actor characterization, and recoverability of information. As of the date of this report, USCF is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect USO, including its business strategy, results of operations, or financial condition.

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing USO. Reports may include, among other things, an overview of the controls and procedures related to to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to USO.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, USO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of USO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, neither USO nor USCF is currently party to any material legal proceedings.

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

As of December 31, 2023, USO had approximately 206,664 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 322 baskets (comprising 32,200,000 shares) and 953 baskets (comprising 95,300,000 shares) for the three and twelve months ended December 31, 2023, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/23 to 10/31/23	10,600,000	$77.25
11/1/23 to 11/30/23	12,600,000	72.13
12/1/23 to 12/31/23	9,000,000	67.20
Total	32,200,000

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and changes, over a ten-day period, into the NYMEX futures contract that is the next month to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses.The change from the near month contract to the next month contract occurs at the beginning of each month and will be approximately proportional, relative to total net assets, over each day of the ten-day roll period. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO previously disclosed the parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

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

USCF believes that market arbitrage opportunities will cause daily changes in USO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USO’s per share NAV. USCF further believes that the daily changes in the price of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USO’s collateral holdings, less USO’s expenses.

The following chart shows, for the period ending December 31, 2023, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

Prior to the Spring of 2020, USO achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract. In the Spring of 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, related supply chain disruptions and disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. Certain circumstances resulting from such volatility caused USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract. In 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable in part to the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. These conditions severely limited USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract and certain other Oil Futures Contracts of the same month, such as cash-settled, but substantially similar, oil futures contracts traded on ICE Futures (the “ICE WTI Contract”).

Accordingly, USO invested, and since then has continued to invest, in other permitted Oil Futures Contracts with expirations in later months than the Benchmark Oil Futures Contract. USO also invested, and has continued to invest, in other permitted investments, including Other Oil-Related Investments, including OTC swaps. In addition, during the Spring of 2020, USO had to rebalance and adjust the types of holdings in its portfolio more frequently than it had in the past.

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO’s investments, may occur on short notice.

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

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2023, USO held 18,103 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2022, including when it held a maximum of 21,570 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the year ended December 31, 2023, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of USO’s investments

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

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by USO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2023. The price of the Benchmark Oil Futures Contract started the year at $80.26 per barrel. The high of the year was on September 27, 2023 when the price reached $93.68 per barrel. The low for the year was on March 17, 2023, which was $66.93 per barrel. The year ended with the Benchmark Oil Futures Contract at $71.65 per barrel, a decrease of approximately (10.73)% over the year. USO’s per share NAV began the year at $70.05 and ended the year at $66.91 on December 31, 2023, a decrease of approximately (4.48)% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2023 contracts and ended with the February 2024 contracts. The decrease of approximately (10.73)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2023, the crude oil futures market experienced states of both mild contango and strong backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2023, USO had issued 4,809,200,000 shares, 23,423,603 of which were outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of December 31, 2023, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Per share net asset value, end of year	$66.91	$70.05
Average daily total net assets	$1,586,716,936	$2,564,979,187
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$71,710,160	$31,464,238
Annualized yield based on average daily total net assets	4.52%	1.23%
Management fee	$7,138,269	$11,542,406
Total fees and other expenses excluding management fees	$4,005,576	$3,929,191
Total commissions accrued to brokers	$860,102	$807,322
Total commissions as annualized percentage of average total net assets	0.05%	0.03%

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

The decrease in the per share NAV for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to lower prices for WTI crude oil and the related decrease in the value of the Oil Futures Contracts and other Oil Interests in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2023, compared to the year ended December 31, 2022 was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2023, the average daily change in the Benchmark Oil Futures Contract was (0.217)%, while the average daily change in the per share NAV of USO over the same time period was (0.195)%. The average daily difference was 0.022% (or 2.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2023, the average daily change in the Benchmark Oil Futures Contract was 0.000%, while the average daily change in the per share NAV of USO over the same time period was (0.014)%. The average daily difference was (0.014)% (or (1.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended December 31, 2023. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended December 31, 2023.

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

For the year ended December 31, 2023, the actual total return of USO as measured by changes in its per share NAV was (4.48)%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $66.91. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $63.98 as of December 31, 2023, for a total return over the relevant time period of (8.67)%. The difference between the actual per share NAV total return of USO of (4.48)% and the expected total return based on the Benchmark Oil Futures Contract of (8.67)% was a difference over the time period of 4.19%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2022, the actual total return of USO as measured by changes in its per share NAV was 29.29%. This is based on an initial per share NAV of $54.18 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $70.05. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $68.18 as of December 31, 2022, for a total return over the relevant time period of 25.84%. The difference between the actual per share NAV total return of USO of 29.29% and the expected total return based on the Benchmark Oil Futures Contract of 25.84% was a difference over the time period of 3.45%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

During the fourth quarter of 2023 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was (0.022)% (or (2.2) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2023, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the twelve months ended December 31, 2020, the crude oil futures market spent time in both a state of contango and backwardation as measured by the difference between the front month and the second month contract, whereas during the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. During the year ended December 31, 2022, the crude oil futures market experienced states of both contango and backwardation as measured by the difference between the front month and the second month contract, and during the twelve months ended December 31, 2023, the crude oil futures market also experienced states of both mild contango and strong backwardation.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were taken by USO and USO’s FCM in 2020, USO invested in, and continues to invest in, Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Holdings in later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO’s holdings were primarily in oil futures contracts in the first month or second month. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO’s intention is to begin transitioning its investment portfolio so that it will primarily invest in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

Crude Oil Market. During the year ended December 31, 2023, the price of the front month WTI crude oil futures contract traded in a range between $66.74 to $93.68. Prices decreased (10.73)% from December 31, 2022 through December 31, 2023, finishing the year at $71.65.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the fourth quarter of 2022 at $80.26.

Crude oil prices struggled to find direction during the first half of 2023 with seventeen notable price reversals, most of which exceeded $5. Prices rose dramatically in the third quarter, from approximately $70 to over $90. This strong bull market completely reversed in the fourth quarter and by December crude had plunged back to the $70 to $75 range. U.S. crude oil production growth accelerated in late July and rose until the end of the year, finally surpassing pre-pandemic levels and reaching a record of 13.3 mbd in December.

Global crude oil supply rose above demand during the fourth quarter of 2023. Russia and OPEC have still not returned to pre-pandemic production levels. OPEC has fiercely supported prices with voluntary cuts by and production quotas on member nations over the last several years. However, the November 2023 OPEC meeting was tumultuous and left the market uncertain of the cartel’s future commitment to cuts, despite an extension of voluntary cuts and expansion of collective curbs that amounted to 2.2 mbd until March 2024. Looking ahead, if OPEC’s strategic focus shifts from price support to market share defense, prices could come under further pressure. Conversely, demand for crude oil has slowly increased since the onset of the pandemic in 2020. According to the U.S. Department of Energy, crude oil consumption reached an all-time high at the end of 2023 and is expected to continue increasing in 2024. However, growth forecasts from the U.S. Energy Information Administration (EIA) and the International Energy Agency (IEA) have declined from more optimistic projections earlier in 2023. Nevertheless, ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

Geopolitical risk is expected to be particularly high in 2024. The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Crude oil prices may also be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between December 31, 2013 and December 31, 2023, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large Cap US	US Gov’t	Global
	Equities (S&P	Bonds (BEUSG4	Equities (FTSE	Unleaded
Correlation Matrix 10 Years	500)	Index)	World Index)	Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.090	0.978	0.468	0.206	0.106	0.357
US Gov’t Bonds (BEUSG4 Index)		1.000	0.099	(0.200)	(0.404)	(0.177)	(0.260)
Global Equities (FTSE World Index)			1.000	0.515	0.254	0.066	0.409
Unleaded Gasoline				1.000	0.644	0.088	0.752
Heating Oil					1.000	0.116	0.745
Natural Gas						1.000	0.062
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large Cap US		Global
	Equities (S&P	US Gov’t Bonds	Equities (FTSE	Unleaded
Correlation Matrix 1 Year	500)	(BEUSG4 Index)	World Index)	Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.750	0.982	0.474	0.005	(0.182)	(0.068)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.788	0.387	(0.273)	(0.562)	(0.237)
Global Equities (FTSE World Index)			1.000	0.482	0.013	(0.303)	(0.018)
Unleaded Gasoline				1.000	0.390	(0.453)	0.292
Heating Oil					1.000	0.089	0.826
Natural Gas						1.000	0.090
Crude Oil							1.000
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

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in USO’s annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2023, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2023, USO did not use other assets to pay expenses. To the extent expenses exceed income, USO’s NAV will be negatively impacted.

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO’s investments, may occur on short notice.

USO does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if USO were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if USO were to hold assets that have a value of less than zero.

USCF endeavors to have the value of USO’s Treasuries, cash and cash equivalents, whether held by USO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments.

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2023, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

USO may terminate at any time, regardless of whether USO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) that would lead USO to determine that it could no longer foreseeably meet its investment objective or that USO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of USO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of USO could cause USO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate USO. USO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USO may purchase OTC swaps in the future periods, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2023, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,463,696,515 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2023, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of December 31, 2023, USO’s portfolio held 18,103 Oil Futures Contracts traded on the NYMEX. As of December 31, 2023 USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the reporting period of this annual report on Form 10-K, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2023, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition, including the schedule of investments, of United States Oil Fund, LP (the “Fund”) as of December 31, 2023, the related statements of operations, changes in partners’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Fund’s financial statements and internal control over financial reporting for the years ended December 31, 2022, and prior, were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

Basis for Opinions

The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s financial statements and an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Fund’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Philadelphia, Pennsylvania

February 29, 2024

SPICER JEFFRIES LLP
Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700
DENVER, COLORADO 80237
TELEPHONE: (303) 753-1959
FAX: (303) 753-0338
www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition of United States Oil Fund, LP (the “Fund”) as of December 31, 2022, including the schedule of investments as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil Fund, LP as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ Spicer Jeffries LLP

Denver, Colorado

February 29, 2024

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $952,408,574 and $856,400,000, respectively) (Notes 2 and 5)	$952,408,574	$856,400,000
Equity in trading accounts:
Cash and cash equivalents (at cost $511,287,941 and $1,097,496,501, respectively)	511,287,941	1,097,496,501
Unrealized gain (loss) on open commodity futures contracts	3,051,930	22,185,936
Unrealized gain (loss) on open swap contracts	(1,906)	(4,145)
Receivable for shares sold	113,785,226	—
Dividends receivable	1,460,430	3,913,421
Interest receivable	4,646,281	2,827,515
Prepaid insurance	72,180	141,644
ETF transaction fees receivable	2,000	—

Total Assets	$1,586,712,656	$1,982,960,872

Liabilities and Partners’ Capital
Payable due to Broker	$16,928,846	$1,387,987
General Partner management fees payable (Note 3)	574,149	848,801
Professional fees payable	1,629,830	2,442,050
Due to custody	—	1,012,851
Brokerage commissions payable	119,336	107,462
Directors’ fees payable	32,993	42,213
License fees payable	81,961	104,170

Total Liabilities	19,367,115	5,945,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,567,345,541	1,977,015,338
Total Partners’ Capital	1,567,345,541	1,977,015,338

Total Liabilities and Partners’ Capital	$1,586,712,656	$1,982,960,872

Limited Partners’ shares outstanding	23,423,603	28,223,603
Net asset value per share	$66.91	$70.05
Market value per share	$66.65	$70.11

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	$1,225,940,440	17,200	$6,439,560	0.41
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	68,259,150	903	(3,387,630)	(0.22)
Total Open Futures Contracts*	$1,294,199,590	18,103	$3,051,930	0.19

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	327,450,000	$327,450,000	20.89
Total United States Money Market Funds		$327,450,000	20.89

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP361E 01192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/19/2024	$156,190,238	$156,189,126	—	$(1,112)
SOC GEN SGIXCWTI 12292023Index(b)	0.25%	Societe Generale	monthly	06/28/2024	114,296,974	114,296,180	—	(794)
Total Open OTC Commodity Swap Contracts∧					$270,487,212	$270,485,306	—	$(1,906)
(a)	Reflects the value at reset date of December 29, 2023.
(b)	Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2023.

∧ Collateral amounted to $27,568,431 on open OTC commodity swap contracts.

*Collateral amounted to $483,719,510 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2022

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2023 contracts, expiring January 2023	$341,970,347	4,194	$(5,359,907)	(0.27)
NYMEX WTI Crude Oil Futures CL March 2023 contracts, expiring February 2023	329,163,995	4,184	7,438,805	0.38
NYMEX WTI Crude Oil Futures CL April 2023 contracts, expiring March 2023	251,701,260	3,136	840,820	0.04
NYMEX WTI Crude Oil Futures CL May 2023 contracts, expiring April 2023	236,993,670	3,138	15,458,430	0.78
NYMEX WTI Crude Oil Futures CL June 2023 contracts, expiring May 2023	256,607,266	3,149	(4,057,466)	(0.21)
NYMEX WTI Crude Oil Futures CL July 2023 contracts, expiring June 2023	78,271,590	1,055	5,949,060	0.30
NYMEX WTI Crude Oil Futures CL December 2023 contracts, expiring November 2023	166,464,986	2,178	1,916,194	0.10
Total Open Futures Contracts*	$1,661,173,114	21,034	$22,185,936	1.12

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.12%#	856,400,000	$856,400,000	43.32
Total United States Money Market Funds		$856,400,000	43.32

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MQCP361E Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/20/2023	$169,821,721	$169,819,302	—	$(2,419)
SGIXCWTI Index(b)	0.25%	Societe Generale	monthly	06/30/2023	124,272,076	124,270,350	—	(1,726)
Total Open OTC Commodity Swap Contracts˄					$294,093,797	$294,089,652	—	$(4,145)
(a)	Reflects the value at reset date of December 31, 2022.
(b)	Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2022.

∧Collateral amounted to $24,260,000 on open OTC commodity swap contracts.

*Collateral amounted to $1,097,496,501 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(63,502,154)	$874,875,947	$1,911,763,583
Realized gain (loss) on closed OTC commodity swap contracts	(24,349,916)	(13,603,878)	—
Change in unrealized gain (loss) on open commodity futures contracts	(19,134,006)	(92,251,288)	(287,006,734)
Change in unrealized gain (loss) on open OTC commodity swap contracts	2,239	(4,145)	—
Dividend income	18,703,141	17,656,102	431,883
Interest income	53,007,019	13,808,136	869,933
ETF transaction fees	374,000	231,000	169,000
Total Income (Loss)	$(34,899,677)	$800,711,874	$1,626,227,665

Expenses
General Partner management fees (Note 3)	$7,138,269	$11,542,406	$13,383,302
Professional fees	2,184,411	1,908,299	6,994,549
Brokerage commissions	860,102	807,322	1,123,971
Directors’ fees and insurance	723,121	828,823	745,448
License fees	237,942	384,747	446,110
Registration fees	—	—	1,260,041
Total Expenses	$11,143,845	$15,471,597	$23,953,421
Net Income (Loss)	$(46,043,522)	$785,240,277	$1,602,274,244
Net Income (Loss) per limited partner share	$(3.14)	$15.87	$21.11
Net Income (Loss) per weighted average limited partner share	$(2.01)	$22.26	$24.54
Weighted average limited partner shares outstanding	22,963,603	35,283,055	65,289,630

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital
For the years ended December 31, 2023, 2022 and 2021

		Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$1,977,015,338	$2,374,159,266	$3,625,217,746
Addition of 90,500,000, 48,500,000 and 26,000,000 partnership shares, respectively	6,352,472,014	3,508,243,142	1,239,249,023
Redemption of (95,300,000), (64,100,000) and (91,800,000) partnership shares, respectively	(6,716,098,289)	(4,690,627,347)	(4,092,581,747)
Net income (loss)	(46,043,522)	785,240,277	1,602,274,244

Balances at end of year	$1,567,345,541	$1,977,015,338	$2,374,159,266

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(46,043,522)	$785,240,277	$1,602,274,244
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	19,134,006	92,251,288	287,006,734
Change in unrealized (gain) loss on open swap contracts	(2,239)	4,145	—
(Increase) decrease in dividends receivable	2,452,991	(3,879,706)	(30,032)
(Increase) decrease in interest receivable	(1,818,766)	(2,773,974)	107,416
(Increase) decrease in prepaid insurance	69,464	3,051	(106,243)
(Increase) decrease in prepaid registration fees	—	—	1,260,041
(Increase) decrease in ETF transaction fees receivable	(2,000)	—	2,000
Increase (decrease) payable due to custody	(1,012,851)	1,012,851	—
Increase (decrease) in payable due to Broker	15,540,859	1,387,987	(23,667,355)
Increase (decrease) in General Partner management fees payable	(274,652)	(89,639)	(469,125)
Increase (decrease) in professional fees payable	(812,220)	(1,173,950)	1,712,827
Increase (decrease) in brokerage commissions payable	11,874	(93,126)	(123,270)
Increase (decrease) in directors’ fees payable	(9,220)	(2,124)	(7,712)
Increase (decrease) in license fees payable	(22,209)	(24,770)	(40,723)
Net cash provided by (used in) operating activities	(12,788,485)	871,862,310	1,867,918,802

Cash Flows from Financing Activities:
Addition of partnership shares	6,238,686,788	3,508,243,142	1,239,249,023
Redemption of partnership shares	(6,716,098,289)	(4,690,627,347)	(4,151,987,568)
Net cash provided by (used in) financing activities	(477,411,501)	(1,182,384,205)	(2,912,738,545)

Net Increase (Decrease) in Cash and Cash Equivalents	(490,199,986)	(310,521,895)	(1,044,819,743)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,953,896,501	2,264,418,396	3,309,238,139
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$1,463,696,515	$1,953,896,501	$2,264,418,396

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$952,408,574	$856,400,000	$1,565,100,289
Equity in Trading Accounts:
Cash and cash equivalents	511,287,941	1,097,496,501	699,318,107
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,463,696,515	$1,953,896,501	$2,264,418,396

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2023, 2022 and 2021

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. The Benchmark Oil Futures Contract is the futures contract for light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and changes, over a ten-day period, into the NYMEX futures contract that is the next month to expire. The change from the near month contract to the next month contract occurs at the beginning of each month and will be approximately proportional, relative to total net assets, over each day of the ten-day roll period.

USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2023, USO held 18,103 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO previously disclosed the parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO began transitioning its investment portfolio so that it primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in USO’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

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

Authorized Participants pay USO a transaction fee of $1,000 for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of USO but rather at market prices quoted on such exchange.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of December 31, 2023, USO had registered an unlimited number of shares available for issuance. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2023, 2022 and 2021, USO incurred $0, $0 and $1,260,041, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 totaled $723,121 for USO and, in the aggregate for USO and the Related Public Funds, approximately $1,210,000. For the year ended December 31, 2022, these fees and expenses were $828,823 for USO and, in the aggregate for USO and the Related Public Funds, $1,258,000. For the year ended December 31, 2021 these fees and expenses were $745,448 for USO and, in the aggregate for USO and the Related Public Funds, $1,081,963.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2023, 2022 and 2021, USO incurred $237,942, $384,747 and $446,110, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,115,461 for the year ending December 31, 2023. For the years ending December 31, 2022, and 2021 USO’s investor reporting costs totaled $1,779,300 and $6,671,000 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to USO effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total commissions accrued to brokers	$860,102	$807,322	$1,123,971
Total commissions as annualized percentage of average total net assets	0.05%	0.03%	0.04%

The increase in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a higher number of crude oil futures contracts being held and traded.

Swap Dealer Agreements

USO entered into ISDA 2002 Master Agreements with each of Macquarie Bank Limited (the “Macquarie ISDA”) and Société Générale S.A. (“Société Générale ISDA”) on November 30, 2021 and June 13, 2022, respectively, pursuant to which each of Macquarie Bank Limited and Société Générale has agreed to serve as an over-the-counter (“OTC”) swap counterparty for USO. The Macquarie ISDA and the Société Générale ISDA each provide USO with the ability to invest in OTC swaps in furtherance of USO’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. USO may enter into OTC swap transactions under each of the Macquarie ISDA and Société Générale ISDA in light of the foregoing. Any OTC swap transactions of USO that are outstanding under the Macquarie ISDA and the Société Générale ISDA, along with USO’s other holdings, are posted on USO’s webpage, www.uscfinvestments.com. In accordance with each of the swap agreements described above, USO pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

All of the futures contracts held by USO through December 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered into OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2023 and December 31, 2022, USO held investments in money market funds in the amounts of $327,450,000 and $856,400,000, respectively. USO also holds cash deposits with its custodian. As of December 31, 2023 and December 31, 2022, USO held cash deposits and investments in Treasuries in the amounts of $1,136,246,515 and $1,097,496,501 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2023, the monthly average volume of open future and swap contract notional values were $1,320,412,729 and $287,476,731, respectively. For the year ended December 31, 2022, the monthly average volume of open future and swap contract notional values were $2,110,956,979 and $234,344,593, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operating Performance:
Net asset value, beginning of year	$70.05	$54.18	$33.07
Total income (loss)	(2.65)	16.31	21.48
Total expenses	(0.49)	(0.44)	(0.37)
Net increase (decrease) in net asset value	(3.14)	15.87	21.11
Net asset value, end of year	$66.91	$70.05	$54.18

Total Return	(4.48)%	29.29%	63.83%

Ratios to Average Net Assets
Total income (loss)	(2.20)%	31.22%	54.68%
Management fees	0.45%	0.45%	0.45%
Total expenses excluding management fees	0.25%	0.15%	0.36%
Net income (loss)	(2.90)%	30.61%	53.87%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USO. Additionally, only Authorized Participants purchase and redeem shares from the Fund at the NAV per share. Most shareholders will purchase and sell shares in the secondary market at market prices, which may differ from the NAV per share and result in a higher or lower total return.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2023 and 2022.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(66,835,819)	$(32,164,547)	$357,724,065	$(293,623,376)
Total Expenses	2,823,630	2,745,956	2,636,590	2,937,669
Net Income (Loss)	$(69,659,449)	$(34,910,503)	$355,087,475	$(296,561,045)
Net Income (Loss) per Share	$(3.58)	$(2.83)	$17.11	$(13.84)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$823,400,253	$251,754,802	$(435,341,582)	$160,898,401
Total Expenses	4,500,651	3,992,863	3,509,345	3,468,738
Net Income (Loss)	$818,899,602	$247,761,939	$(438,850,927)	$157,429,663
Net Income (Loss) per Share	$19.65	$6.38	$(15.06)	$4.90

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

The following table summarizes the valuation of USO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$327,450,000	$327,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	$3,051,930	$3,051,930	$—	$—
OTC Commodity Swap Contracts	(1,906)	—	(1,906)	—

The following table summarizes the valuation of USO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$856,400,000	$856,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,185,936	22,185,936	—	—
OTC Commodity Swap Contracts	(4,145)	—	(4,145)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2023	2022
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$3,051,930	$22,185,936
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(1,906)	$(4,145)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2023		December 31, 2022		December 31, 2021
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(63,502,154)		$874,875,947		$1,911,763,583

	Change in unrealized gain (loss) on open commodity futures contracts		$(19,134,006)		$(92,251,288)		$(287,006,734)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(24,349,916)		$(13,603,878)		$—

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$2,239		$(4,145)		$—

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2023.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	52	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	60	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	63	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	64	Management Director
Kathryn D. Rooney	51	Management Director, Chief Marketing Officer
Daphne G. Frydman	49	Director of Compliance
Ray W. Allen	67	Portfolio Manager
Kevin A. Baum	53	Chief Investment Officer
Gordon L. Ellis	77	Independent Director
Malcolm R. Fobes III	59	Independent Director
Peter M. Robinson	67	Independent Director

Ray W. Allen, 67, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (6) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 53, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds NFA Series 3 and FINRA Series 7 registration.

Stuart P. Crumbaugh, 60, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Daphne G. Frydman, 49, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 52, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 63, co-founded USCF in 2005 and has served as a Management Director from May 2005 to April 2023 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from

December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Aluminum Strategy Fund from October 6, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 64, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 51, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Since January 2016. She also has served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a Bachelor of Arts in economics and psychology in June 1994.

Gordon L. Ellis, 77, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 59, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 66, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen makes trading and investment decisions for USO. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of USO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USO and the Related Public Funds. USCF’s compliance policies and procedures are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USO, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USO. The policies and procedures, among other things, provide criteria for OTC swap counterparties and documenation.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2023, USO accrued aggregate management fees of $7,138,269.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2023, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2023 was $723,121.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$46,989	NA	NA	NA	$—	$—	$46,989
Gordon L. Ellis	$46,989	NA	NA	NA	$—	$—	$46,989
Malcolm R. Fobes III(1)	$56,386	NA	NA	NA	$—	$—	$56,386
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2023	2022
Audit fees	$152,500	$165,000
Audit-related fees	—	—
Tax fees	17,000	—
All other fees	5,000	—
	$174,500	$165,000

Audit fees consist of fees paid to Cohen & Company, Ltd. and Spicer Jeffries LLP for (i) the audit of USO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USO’s current reports on Form 8-K; (ii) the audit of USO’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid for professional services rendered in connection with tax compliance and partnership income tax return filings.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(5)	Amendment 5 to Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15 (17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Oil Fund, LP and Macquarie Bank Limited.
10.15 (18)	ISDA 2002 Master Agreement, dated June 13, 2022, by and between United States Oil Fund, LP and Société Générale S.A.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(16)	Dodd-Frank Compensation Recoupment Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on May 15, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(16)	Filed herewith.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 1, 2021.

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

Date: February 29, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 29, 2024
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 29, 2024
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 29, 2024
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	February 29, 2024
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 29, 2024
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 29, 2024
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 29, 2024
Malcolm R. Fobes III