Form 10-Q
period 2024-06-30
United States Oil Fund, LP
filed 2024-08-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 17,123,603 outstanding shares as of August 5, 2024.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $892,937,411 and $952,408,574, respectively) (Notes 2 and 5)	$892,937,411	$952,408,574
Equity in trading accounts:
Cash and cash equivalents (at cost $270,150,630 and $511,287,941, respectively)	270,150,630	511,287,941
Unrealized gain (loss) on open commodity futures contracts	53,240,170	3,051,930
Unrealized gain (loss) on open OTC commodity swap contracts	(2,224)	(1,906)
Receivable for shares sold	55,740,154	113,785,226
Dividends receivable	1,402,906	1,460,430
Interest receivable	3,873,927	4,646,281
Prepaid insurance	176,529	72,180
ETF transaction fees receivable	1,000	2,000

Total Assets	$1,277,520,503	$1,586,712,656

Liabilities and Partners’ Capital
Payable due to Broker	$62,746	$16,928,846
Payable for shares redeemed	15,925,758	—
General Partner management fees payable (Note 3)	472,662	574,149
Professional fees payable	854,850	1,629,830
Brokerage commissions payable	119,336	119,336
Directors’ fees payable	33,143	32,993
License fees payable	71,822	81,961

Total Liabilities	17,540,317	19,367,115

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,259,980,186	1,567,345,541
Total Partners’ Capital	1,259,980,186	1,567,345,541

Total Liabilities and Partners’ Capital	$1,277,520,503	$1,586,712,656

Limited Partners’ shares outstanding	15,823,603	23,423,603
Net asset value per share	$79.63	$66.91
Market value per share	$79.59	$66.65

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
		Number of	Open Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2024 contracts, expiring July 2024*	$891,319,190	11,584	$53,240,170	4.23

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	327,450,000	$327,450,000	25.99
Total United States Money Market Funds		$327,450,000	25.99

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 06282024Index(b)	0.25%	Societe Generale	monthly	12/20/2024	$133,345,075	$133,344,149	$—	$(926)
MACQUARIE MQCP361E 01182024Index(b)	0.26	Macquarie Bank Ltd.	monthly	07/19/2024	182,219,904	182,218,606	—	(1,298)
Total Open OTC Commodity Swap Contracts˄					$315,564,979	$315,562,755	$—	$(2,224)

(a)Reflects the value at reset date of June 30, 2024.

(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at June 30, 2024.

˄Collateral amounted to $3,190,000 on open OTC commodity swap contracts.

*Collateral amounted to $266,960,630 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	$1,225,940,440	17,200	$6,439,560	0.41
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	68,259,150	903	(3,387,630)	(0.22)
Total Open Futures Contracts*	$1,294,199,590	18,103	$3,051,930	0.19

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	327,450,000	$327,450,000	20.89
Total United States Money Market Funds		$327,450,000	20.89

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP361E 01192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/19/2024	$156,190,238	$156,189,126	—	$(1,112)
SOC GEN SGIXCWTI 12292023Index(b)	0.25%	Societe Generale	monthly	06/28/2024	114,296,974	114,296,180	—	(794)
Total Open OTC Commodity Swap Contracts˄					$270,487,212	$270,485,306	—	$(1,906)
(a)Reflects the value at reset date of December 29, 2023.
(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2023.

˄Collateral amounted to $27,568,431 on open OTC commodity swap contracts.

*Collateral amounted to $483,719,510 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$10,130,720	$(31,884,655)	$137,561,190	$(61,572,108)
Realized gain (loss) on closed OTC commodity swap contracts	(586,360)	(14,492,802)	44,700,874	(31,916,736)
Change in unrealized gain (loss) on open commodity futures contracts	(3,237,640)	(3,952,936)	50,188,240	(40,293,553)
Change in unrealized gain (loss) on open OTC commodity swap contracts	(136)	101	(318)	2,295
Dividend income	4,210,364	4,455,802	8,435,797	9,550,276
Interest income	12,029,211	13,614,943	24,721,518	25,063,460
ETF transaction fees	100,000	95,000	208,000	166,000
Total Income (Loss)	$22,646,159	$(32,164,547)	$265,815,301	$(99,000,366)

Expenses
General Partner management fees (Note 3)	$1,490,738	$1,784,082	$3,074,191	$3,659,244
Professional fees	727,464	523,064	1,454,928	1,039,644
Brokerage commissions	347,096	185,968	741,142	361,114
Directors’ fees and insurance	102,877	193,372	219,104	387,609
License fees	49,692	59,470	102,473	121,975
Total Expenses	$2,717,867	$2,745,956	$5,591,838	$5,569,586
Net Income (Loss)	$19,928,292	$(34,910,503)	$260,223,463	$(104,569,952)
Net Income (Loss) per limited partner share	$0.70	$(2.83)	$12.72	$(6.41)
Net Income (Loss) per weighted average limited partner share	$1.16	$(1.43)	$14.13	$(4.21)
Weighted average limited partner shares outstanding	17,166,460	24,429,098	18,421,955	24,825,260

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balances at beginning of period	$1,422,594,017	$1,630,200,959	$1,567,345,541	$1,977,015,338
Addition of 26,000,000, 20,400,000, 59,400,000 and 33,700,000 partnership shares, respectively	2,013,798,411	1,308,503,662	4,410,774,442	2,169,532,649
Redemption of (28,200,000), (20,100,000), (67,000,000) and (37,100,000) partnership shares, respectively	(2,196,340,534)	(1,324,002,850)	(4,978,363,260)	(2,462,186,767)
Net income (loss)	19,928,292	(34,910,503)	260,223,463	(104,569,952)

Balances at end of period	$1,259,980,186	$1,579,791,268	$1,259,980,186	$1,579,791,268
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$260,223,463	$(104,569,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(50,188,240)	40,293,553
Change in unrealized (gain) loss on open OTC commodity swap contracts	318	(2,295)
(Increase) decrease in dividends receivable	57,524	2,109,506
(Increase) decrease in interest receivable	772,354	(1,549,692)
(Increase) decrease in prepaid insurance	(104,349)	(206,977)
(Increase) decrease in ETF transaction fees receivable	1,000	(2,000)
Increase (decrease) payable due to custody	—	(1,012,851)
Increase (decrease) in payable due to Broker	(16,866,100)	3,272,013
Increase (decrease) in General Partner management fees payable	(101,487)	(252,765)
Increase (decrease) in professional fees payable	(774,980)	(1,665,322)
Increase (decrease) in brokerage commissions payable	—	11,874
Increase (decrease) in directors’ fees payable	150	(11,459)
Increase (decrease) in license fees payable	(10,139)	(22,570)
Net cash provided by (used in) operating activities	193,009,514	(63,608,937)

Cash Flows from Financing Activities:
Addition of partnership shares	4,468,819,514	2,105,890,851
Redemption of partnership shares	(4,962,437,502)	(2,462,186,767)
Net cash provided by (used in) financing activities	(493,617,988)	(356,295,916)

Net Increase (Decrease) in Cash and Cash Equivalents	(300,608,474)	(419,904,853)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,463,696,515	1,953,896,501
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,163,088,041	$1,533,991,648

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$892,937,411	$1,047,250,096
Equity in Trading Accounts:
Cash and cash equivalents	270,150,630	486,741,552
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,163,088,041	$1,533,991,648

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2024

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2024, USO held 11,584 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USO earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2024 and 2023, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $445,000 for USO and, in the aggregate for USO and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2024 and 2023, USO incurred $102,473 and $121,975, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,400,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Total commissions accrued to brokers	$741,142	$361,114
Total commissions as annualized percentage of average total net assets	0.11%	0.04%

The increase in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a higher number of crude oil futures contracts being held and traded.

For the six months ended June 30, 2024 and 2023, the monthly average volume of open future contract notional value was $1,044,305,660 and $1,396,911,507, respectively.

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

All of the futures contracts held by USO through June 30, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2024 and December 31, 2023, USO held investments in money market funds in the amounts of $327,450,000 and $327,450,000, respectively. USO also holds cash deposits with its custodian. As of June 30, 2024 and December 31, 2023, USO held cash deposits and investments in Treasuries in the amounts of $835,638,041 and $1,136,246,515 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2024, the monthly average volume of open future and swap contract notional value was $1,044,305,660 and $299,126,144, respectively. For the six months ended June 30, 2023, the monthly average volume of open future and swap contract notional values were $1,396,911,507 and $276,685,472, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$78.93	$66.47	$66.91	$70.05
Total income (loss)	0.86	(2.72)	13.02	(6.19)
Total expenses	(0.16)	(0.11)	(0.30)	(0.22)
Net increase (decrease) in net asset value	0.70	(2.83)	12.72	(6.41)
Net asset value, end of period	$79.63	$63.64	$79.63	$63.64

Total Return	0.89%	(4.26)%	19.01%	(9.15)%

Ratios to Average Net Assets
Total income (loss)	1.70%	(2.02)%	19.33%	(6.04)%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.37%	0.24%	0.37%	0.23%
Net income (loss)	1.50%	(2.20)%	18.92%	(6.38)%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2024 using the fair value hierarchy:

At June 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$327,450,000	$327,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	53,240,170	53,240,170	—	—
OTC Commodity Swap Contracts	(2,224)	—	(2,224)	—

The following table summarizes the valuation of USO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$327,450,000	$327,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,051,930	3,051,930	—	—
OTC Commodity Swap Contracts	(1,906)	—	(1,906)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	June 30, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$53,240,170	$3,051,930
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(2,224)	$(1,906)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2024		June 30, 2023
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$137,561,190		$(61,572,108)

	Change in unrealized gain (loss) on open commodity futures contracts		$50,188,240		$(40,293,553)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$44,700,874		$(31,916,736)

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$(318)		$2,295

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

The following chart shows, for the period ending June 30, 2024, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2024, USO held 11,584 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2024, including when it held a maximum of 18,287 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the six months ended June 30, 2024, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2024. The price of the Benchmark Oil Futures Contract started the period at $71.65 per barrel. The high of the period was on April 5, 2024 when the price reached $86.59 per barrel. The low of the period was on January 2, 2024 when the price dropped to $70.38 per barrel. The period ended with the Benchmark Oil Futures Contract at $81.54 per barrel, an increase of approximately 13.80% over the period. USO’s per share NAV began the period at $66.91 and ended the period at $79.63 on June 30, 2024, an increase of approximately 19.01% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2024 contracts and ended with the July 2024 contracts. The increase of approximately 13.80% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.

During the six months ended June 30, 2024, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of June 30, 2024, USO had 15,823,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of June 30, 2024, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six months	Six months
	ended	ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$1,375,283,375	$1,639,808,457
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$33,157,315	$34,613,736
Annualized yield based on average daily total net assets	4.85%	4.26%
Management fee	$3,074,191	$3,659,244
Total fees and other expenses excluding management fees	$2,517,647	$1,910,342
Total commissions accrued to brokers	$741,142	$361,114
Total commissions as annualized percentage of average total net assets	0.11%	0.04%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to an increase in brokerage commissions and professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three months	Three months
	ended	ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$1,332,495,576	$1,590,207,658
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,239,575	$18,070,745
Annualized yield based on average daily total net assets	4.90%	4.56%
Management fee	$1,490,738	$1,784,082
Total fees and other expenses excluding management fees	$1,227,129	$961,874
Total commissions accrued to brokers	$347,096	$185,968
Total commissions as annualized percentage of average total net assets	0.10%	0.05%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to an increase in brokerage commissions and professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2024, the average daily change in the Benchmark Oil Futures Contract was 0.164%, while the average daily change in the per share NAV of USO over the same time period was 0.181%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2024, the average daily change in the Benchmark Oil Futures Contract was 0.004%, while the average daily change in the per share NAV of USO over the same time period was (0.010)%. The average daily difference was (0.014)% (or (1.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended June 30, 2024. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended June 30, 2024.

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

For the six months ended June 30, 2024, the actual total return of USO as measured by changes in its per share NAV was 19.01%. This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $79.63. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $78.07 as of June 30, 2024, for a total return over the relevant time period of 16.68%. The difference between the actual per share NAV total return of USO of 19.01% and the expected total return based on the Benchmark Oil Futures Contract of 16.68% was a difference over the time period of 2.33%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2023, the actual total return of USO as measured by changes in its per share NAV was (9.15)%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $63.64. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $61.10 as of June 30, 2023, for a total return over the relevant time period of (12.78)%. The difference between the actual per share NAV total return of USO of (9.15)% and the expected total return based on the Benchmark Oil Futures Contract of (12.78)% was a difference over the time period of 3.63%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the second quarter of 2024 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.017% or 1.7 basis points.

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2024, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the twelve months ended December 31, 2020, the crude oil futures market spent time in both a state of contango and backwardation as measured by the difference between the front month and the second month contract, whereas during the twelve months ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract. During the year ended December 31, 2022, the crude oil futures market experienced states of both contango and backwardation as measured by the difference between the front month and the second month contract, and during the six-month period ended June 30, 2024, the crude oil futures market also experienced states of both contango and backwardation.

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were taken by USO and USO’s FCM in 2020, USO invested in Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Holdings in later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO’s holdings were primarily in oil futures contracts in the first month or second month. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio and now primarily invests in Benchmark Oil Futures Contracts, consistent with USO’s investment strategy prior to 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors.

Crude Oil Market. During the six months ended June 30, 2024, the price of the front month WTI crude oil futures contract traded in a range between $70.38 to $86.91. Prices increased 13.80% from December 31, 2023 through June 30, 2024, finishing the quarter at $81.54.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the fourth quarter 2022 at $80.26.

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

According to the U.S. Department of Energy, global crude oil demand exceeded supply during June of 2024 after falling below supply during April and May of 2024. U.S. crude oil production was relatively flat in the second quarter of 2024, rising from 13.1 mbd to match a record high of 13.3 mbd that was reached in 2023 and again in February of 2024. OPEC crude production mostly declined since late 2022 but began to rise in February of 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed upon quotas until the end of 2025. OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel’s current preference for higher prices rather than market share. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. The unwinding of cuts and quotas also poses some risk to prices if demand growth fails to compensate, or if supply from other producers, especially the United States, increases. Ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

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

For the ten-year time period between June 30, 2014 and June 30, 2024, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.117	0.978	0.458	0.210	0.114	0.353
US Gov’t Bonds (BEUSG4 Index)		1.000	0.125	(0.190)	(0.397)	(0.174)	(0.257)
Global Equities (FTSE World Index)			1.000	0.506	0.258	0.077	0.406
Unleaded Gasoline				1.000	0.643	0.067	0.753
Heating Oil					1.000	0.090	0.748
Natural Gas						1.000	0.049
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.708	0.986	0.378	(0.055)	(0.321)	(0.087)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.740	0.080	(0.272)	(0.404)	(0.338)
Global Equities (FTSE World Index)			1.000	0.374	(0.061)	(0.370)	(0.085)
Unleaded Gasoline				1.000	0.356	(0.456)	0.567
Heating Oil					1.000	(0.139)	0.885
Natural Gas						1.000	(0.278)
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2024, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2024, USO did not use other assets to pay expenses. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2024, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of June 30, 2024, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,163,088,041 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2024, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of June 30, 2024, USO’s portfolio held 11,584 Oil Futures Contracts traded on the NYMEX. As of June 30, 2024, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on USO’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the USO website, USO may make available portfolio holdings information to Authorized Participants that reflects USO’s anticipated holdings.

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

During the six-month reporting period ended June 30, 2024, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts’ and EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 282 baskets (comprising 28,200,000 shares) during the second quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/24 to 4/30/24	12,500,000	$79.77
5/1/24 to 5/31/24	8,600,000	$76.24
6/1/24 to 6/30/24	7,100,000	$76.55
Total	28,200,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2024.

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

Date: August 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2024