Form 10-Q
period 2024-09-30
United States Oil Fund, LP
filed 2024-11-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 20,523,603 outstanding shares as of October 28, 2024.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $1,111,104,063 and $952,408,574, respectively) (Notes 2 and 5)	$1,111,104,063	$952,408,574
Equity in trading accounts:
Cash and cash equivalents (at cost $294,884,044 and $511,287,941, respectively)	294,884,044	511,287,941
Unrealized gain (loss) on open commodity futures contracts	8,045,568	3,051,930
Unrealized gain (loss) on open OTC commodity swap contracts	(1,931)	(1,906)
Receivable for shares sold	—	113,785,226
Dividends receivable	2,454,155	1,460,430
Interest receivable	2,842,721	4,646,281
Prepaid insurance	109,418	72,180
ETF transaction fees receivable	1,000	2,000

Total Assets	$1,419,439,038	$1,586,712,656

Liabilities and Partners’ Capital
Payable due to Broker	$18,383,721	$16,928,846
Payable for shares redeemed	55,891,173	—
General Partner management fees payable (Note 3)	490,538	574,149
Professional fees payable	1,527,291	1,629,830
Brokerage commissions payable	119,336	119,336
Directors’ fees payable	33,125	32,993
License fees payable	69,859	81,961

Total Liabilities	76,515,043	19,367,115

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,342,923,995	1,567,345,541
Total Partners’ Capital	1,342,923,995	1,567,345,541

Total Liabilities and Partners’ Capital	$1,419,439,038	$1,586,712,656

Limited Partners’ shares outstanding	19,223,603	23,423,603
Net asset value per share	$69.86	$66.91
Market value per share	$69.92	$66.65

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
		Number of	Open Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2024 contracts, expiring October 2024*	$1,061,132,712	15,684	$8,045,568	0.60

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.83%#	727,450,000	$727,450,000	54.17
Total United States Money Market Funds		$727,450,000	54.17

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 06282024Index(b)	0.25%	Societe Generale	monthly	12/20/2024	$115,805,458	$115,804,654	—	$(804)
MACQUARIE MQCP361E 07192024Index(b)	0.26	Macquarie Bank Ltd.	monthly	01/21/2025	158,251,841	158,250,714	—	(1,127)
Total Open OTC Commodity Swap Contracts˄					$274,057,299	$274,055,368	—	$(1,931)

(a)Reflects the value at reset date of September 30, 2024.

(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at September 30, 2024.

˄Collateral amounted to $31,690,489 on open OTC commodity swap contracts.

*Collateral amounted to $263,193,555 on open commodity futures contracts.

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

United States Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(61,805,268)	$204,277,575	$75,755,922	$142,705,467
Realized gain (loss) on closed OTC commodity swap contracts	(41,699,515)	67,005,805	3,001,359	35,089,069
Change in unrealized gain (loss) on open commodity futures contracts	(45,194,602)	68,423,986	4,993,638	28,130,433
Change in unrealized gain (loss) on open OTC commodity swap contracts	293	(301)	(25)	1,994
Dividend income	5,312,002	4,228,144	13,747,799	13,778,420
Interest income	10,522,882	13,682,856	35,244,400	38,746,316
ETF transaction fees	89,000	106,000	297,000	272,000
Total Income (Loss)	$(132,775,208)	$357,724,065	$133,040,093	$258,723,699

Expenses
General Partner management fees (Note 3)	$1,431,839	$1,684,104	$4,506,030	$5,343,348
Professional fees	722,894	551,058	2,177,822	1,590,702
Brokerage commissions	368,938	160,574	1,110,080	521,688
Directors’ fees and insurance	103,790	184,717	322,894	572,326
License fees	47,728	56,137	150,201	178,112
Total Expenses	$2,675,189	$2,636,590	$8,267,027	$8,206,176
Net Income (Loss)	$(135,450,397)	$355,087,475	$124,773,066	$250,517,523
Net Income (Loss) per limited partner share	$(9.77)	$17.11	$2.95	$10.70
Net Income (Loss) per weighted average limited partner share	$(7.98)	$17.45	$6.96	$10.74
Weighted average limited partner shares outstanding	16,975,777	20,344,255	17,936,377	23,315,178

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$1,259,980,186	$1,579,791,268	$1,567,345,541	$1,977,015,338
Addition of 26,300,000, 20,100,000, 85,700,000 and 53,800,000 partnership shares, respectively	1,944,266,024	1,514,517,450	6,355,040,466	3,684,050,099
Redemption of (22,900,000), (26,000,000), (89,900,000) and (63,100,000) partnership shares, respectively	(1,725,871,818)	(1,921,355,323)	(6,704,235,078)	(4,383,542,090)
Net income (loss)	(135,450,397)	355,087,475	124,773,066	250,517,523

Balances at end of period	$1,342,923,995	$1,528,040,870	$1,342,923,995	$1,528,040,870
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$124,773,066	$250,517,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(4,993,638)	(28,130,433)
Change in unrealized (gain) loss on open OTC commodity swap contracts	25	(1,994)
(Increase) decrease in dividends receivable	(993,725)	2,922,620
(Increase) decrease in interest receivable	1,803,560	(1,975,046)
(Increase) decrease in prepaid insurance	(37,238)	(45,076)
(Increase) decrease in ETF transaction fees receivable	1,000	(3,000)
Increase (decrease) payable due to custody	—	(1,012,851)
Increase (decrease) in payable due to Broker	1,454,875	(1,387,987)
Increase (decrease) in General Partner management fees payable	(83,611)	(304,040)
Increase (decrease) in professional fees payable	(102,539)	(1,244,281)
Increase (decrease) in brokerage commissions payable	—	11,874
Increase (decrease) in directors’ fees payable	132	(11,874)
Increase (decrease) in license fees payable	(12,102)	(25,902)
Net cash provided by (used in) operating activities	121,809,805	219,309,533

Cash Flows from Financing Activities:
Addition of partnership shares	6,468,825,692	3,594,872,001
Redemption of partnership shares	(6,648,343,905)	(4,383,542,090)
Net cash provided by (used in) financing activities	(179,518,213)	(788,670,089)

Net Increase (Decrease) in Cash and Cash Equivalents	(57,708,408)	(569,360,556)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,463,696,515	1,953,896,501
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,405,988,107	$1,384,535,945

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$1,111,104,063	$802,524,411
Equity in Trading Accounts:
Cash and cash equivalents	294,884,044	582,011,534
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,405,988,107	$1,384,535,945

See accompanying notes to condensed financial statements.

United States Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2024

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2024, USO held 15,684 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. USO has an unlimited number of shares registered and available for issuance. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. –

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2024 and 2023, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $448,000 for USO and, in the aggregate for USO and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2024 and 2023, USO incurred $150,201 and $178,112, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,500,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Total commissions accrued to brokers	$1,110,080	$521,688
Total commissions as annualized percentage of average total net assets	0.11%	0.04%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a higher number of crude oil futures contracts being held and traded.

For the nine months ended September 30, 2024 and 2023, the monthly average volume of open future contract notional value was $1,046,433,502 and $1,310,392,669, respectively.

Swap Dealer Agreements

USO entered into ISDA 2002 Master Agreements with (1) Macquarie Bank Limited on November 30, 2021 (the “Macquarie ISDA”), (2) Société Générale on June 13, 2022 (the “Société Générale ISDA”), and (3) The Bank of Nova Scotia on August 5, 2024 (the “ScotiaBank ISDA”), pursuant to which each of Macquarie Bank Limited, Société Générale and The Bank of Nova Scotia has agreed to serve as an over-the-counter (“OTC”) swap counterparty for USO. The Macquarie ISDA, the Société Générale ISDA and the ScotiaBank ISDA (together, the “ISDA Agreements”), each provide USO with the ability to invest in OTC swaps in furtherance of USO’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. USO may enter into OTC swap transactions under each of the ISDA Agreements in light of the foregoing. Any OTC swap transactions of USO that are outstanding under any ISDA Agreement, along with USO’s other holdings, are posted on USO’s webpage, www.uscfinvestments.com. In accordance with each of the swap agreements described above, USO pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

All of the futures contracts held by USO through September 30, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2024 and December 31, 2023, USO held investments in money market funds in the amounts of $727,450,000 and $327,450,000, respectively. USO also holds cash deposits with its custodian. As of September 30, 2024 and December 31, 2023, USO held cash deposits in the amounts of $678,538,107 and $1,136,246,515 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2024, the monthly average volume of open future and swap contract notional value was $1,046,433,502 and $296,548,412, respectively. For the nine months ended September 30, 2023, the monthly average volume of open future and swap contract notional values were $1,310,392,669 and $287,497,112, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$79.63	$63.64	$66.91	$70.05
Total income (loss)	(9.61)	17.24	3.41	11.05
Total expenses	(0.16)	(0.13)	(0.46)	(0.35)
Net increase (decrease) in net asset value	(9.77)	17.11	2.95	10.70
Net asset value, end of period	$69.86	$80.75	$69.86	$80.75

Total Return	(12.27)%	26.89%	4.41%	15.27%

Ratios to Average Net Assets
Total income (loss)	(10.48)%	24.09%	9.94%	16.30%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.39%	0.25%	0.37%	0.24%
Net income (loss)	(10.69)%	23.92%	9.32%	15.78%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at September 30, 2024 using the fair value hierarchy:

At September 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$727,450,000	$727,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	8,045,568	8,045,568	—	—
OTC Commodity Swap Contracts	(1,931)	—	(1,931)	—

The following table summarizes the valuation of USO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$327,450,000	$327,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,051,930	3,051,930	—	—
OTC Commodity Swap Contracts	(1,906)	—	(1,906)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	September 30, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$8,045,568	$3,051,930
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(1,931)	$(1,906)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2024		September 30, 2023
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$75,755,922		$142,705,467

	Change in unrealized gain (loss) on open commodity futures contracts		$4,993,638		$28,130,433

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$3,001,359		$35,089,069

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$(25)		$1,994

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

The following chart shows, for the period ending September 30, 2024, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2024, USO held 15,684 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2024, including when it held a maximum of 18,287 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the nine months ended September 30, 2024, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2024. The price of the Benchmark Oil Futures Contract started the period at $71.65 per barrel. The high of the period was on April 5, 2024 when the price reached $86.59 per barrel. The low of the period was on September 10, 2024 when the price dropped to $65.45 per barrel. The period ended with the Benchmark Oil Futures Contract at $68.17 per barrel, a decrease of approximately 4.86% over the period. USO’s per share NAV began the period at $66.91 and ended the period at $69.86 on September 30, 2024, an increase of approximately 4.41% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2024 contracts and ended with the October 2024 contracts. The decrease of approximately 4.86% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the nine months ended September 30, 2024, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of September 30, 2024, USO had 19,223,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of September 30, 2024, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine months	Nine months
	ended	ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$1,338,957,900	$1,587,563,453
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$48,992,199	$52,524,736
Annualized yield based on average daily total net assets	4.89%	4.42%
Management fee	$4,506,030	$5,343,348
Total fees and other expenses excluding management fees	$3,760,997	$2,862,828
Total commissions accrued to brokers	$1,110,080	$521,688
Total commissions as annualized percentage of average total net assets	0.11%	0.04%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to an increase in the brokerage commissions and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three months	Three months
	ended	ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$1,267,096,635	$1,484,777,089
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,834,884	$17,911,000
Annualized yield based on average daily total net assets	4.97%	4.79%
Management fee	$1,431,839	$1,684,104
Total fees and other expenses excluding management fees	$1,243,350	$952,486
Total commissions accrued to brokers	$368,938	$160,574
Total commissions as annualized percentage of average total net assets	0.12%	0.04%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to an increase in brokerage commissions and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2024, the average daily change in the Benchmark Oil Futures Contract was (0.282)%, while the average daily change in the per share NAV of USO over the same time period was (0.265)%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2024, the average daily change in the Benchmark Oil Futures Contract was 0.001%, while the average daily change in the per share NAV of USO over the same time period was (0.012)%. The average daily difference was (0.013)% (or (1.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended September 30, 2024. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended September 30, 2024.

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

For the nine months ended September 30, 2024, the actual total return of USO as measured by changes in its per share NAV was 4.41% This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $69.86. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $67.81 as of September 30, 2024, for a total return over the relevant time period of 1.35%. The difference between the actual per share NAV total return of USO of 4.41% and the expected total return based on the Benchmark Oil Futures Contract of 1.35% was a difference over the time period of 3.06%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2023, the actual total return of USO as measured by changes in its per share NAV was 15.27%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $80.75. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $79.72 as of September 30, 2023, for a total return over the relevant time period of 13.80%. The difference between the actual per share NAV total return of USO of 15.27% and the expected total return based on the Benchmark Oil Futures Contract of 13.80% was a difference over the time period of 1.47%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the third quarter of 2024 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.017% or 1.7 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2024, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the twelve months ended December 31, 2020, the crude oil futures market spent time in both a state of contango and backwardation as measured by the difference between the front month and the second month contract, whereas the crude oil futures market has primarily been in a state of backwardation since 2021 as measured by the difference between the front month and the second month contract.

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

Crude Oil Market. During the nine months ended September 30, 2024, the price of the front month WTI crude oil futures contract traded in a range between $65.75 to $86.91. Prices decreased (4.86)% from December 31, 2023 through September 30, 2024, finishing the quarter at $68.17.

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

Crude oil prices struggled to find direction during the first half of 2023 with seventeen notable price reversals, most of which exceeded $5. Prices rose dramatically in the third quarter of 2023, from approximately $70 to over $90. This strong bull market completely reversed in the fourth quarter and by December crude had plunged back to the $70 to $75 range. U.S. crude oil production growth accelerated in late July and rose until the end of the year, finally surpassing pre-pandemic levels and reaching a record of 13.3 mbd in December 2023.

U.S. crude oil production averaged 13.3 mbd and peaked at a record 13.4 mbd in the third quarter of 2024. OPEC crude production has mostly declined since late 2022. Globally, the U.S. Department of Energy estimates that crude oil demand exceeded supply in the third quarter of 2024. However, the International Energy Agency (IEA) forecasts that world demand for crude oil will rise 1 mbd in 2025 while supply in non-OPEC countries alone will rise by 1.5 mbd. Should the IEA’s forecast prove correct, crude oil prices will largely depend on OPEC’s actions. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed quotas until the end of 2025. OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel’s current preference for higher prices rather than market share. Indeed, in November, OPEC pushed the extension of voluntary cuts through December of 2024. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Even if OPEC continues to postpone the unwinding of its cuts and voluntary quotas, any sluggishness in the global economy could weigh on prices. If the IEA’s forecast proves accurate, OPEC or other producers would have to limit more production to maintain stable prices. Since demand and demand growth remain healthy for now, any new reductions in global output could be bullish for crude prices.

The current geopolitical situation adds complexity to the supply-demand equation. Escalation of the crisis in the Middle East or the Russia-Ukraine war would increase the geopolitical risk premium and volatility in crude prices as these conflicts have the potential to create further supply disruptions and sanctions, as has been apparent during recent escalations between Israel and Iran. Crude oil prices may also be highly reactive to developments if global buyers and sellers of crude reposition relationships more than has already occurred, and which remains a possibility with geopolitical tensions between many nations rising. However, if a resolution to the conflicts were to occur, volatility could decrease, and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly.

The imminent U.S. presidential election may impact prices, though the president’s influence is more limited than either candidate conveys. The election could briefly affect investor sentiment, but fundamental energy market changes will depend on enacted policies, not campaign promises. Ultimately, any administration’s energy policy is constrained by various factors and external variables like a recession or OPEC policy typically have more impact.

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

For the ten-year time period between September 30, 2014 and September 30, 2024, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.112	0.979	0.449	0.204	0.110	0.348
US Gov't Bonds (BEUSG4 Index)		1.000	0.123	(0.203)	(0.407)	(0.175)	(0.266)
Global Equities (FTSE World Index)			1.000	0.495	0.249	0.073	0.398
Unleaded Gasoline				1.000	0.644	0.044	0.752
Heating Oil					1.000	0.080	0.749
Natural Gas						1.000	0.036
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.760	0.984	0.294	(0.219)	(0.355)	(0.179)
US Gov't Bonds (BEUSG4 Index)		1.000	0.817	0.032	(0.284)	(0.317)	(0.399)
Global Equities (FTSE World Index)			1.000	0.262	(0.265)	(0.410)	(0.217)
Unleaded Gasoline				1.000	0.263	(0.541)	0.560
Heating Oil					1.000	(0.255)	0.841
Natural Gas						1.000	(0.352)
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2024, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2024, USO did not use other assets to pay expenses. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2024, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2024, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,405,988,107 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2024, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of September 30, 2024, USO’s portfolio held 15,684 Oil Futures Contracts traded on the NYMEX. As of September 30, 2024, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on USO’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the USO website, USO may make available portfolio holdings information to Authorized Participants that reflects USO’s anticipated holdings.

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

During the nine-month reporting period ended September 30, 2024, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 229 baskets (comprising 22,900,000 shares) during the third quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/24 to 7/31/24	5,000,000	$79.36
8/1/24 to 8/31/24	9,800,000	$77.25
9/1/24 to 9/30/24	8,100,000	$70.62
Total	22,900,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2024.

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

Date: November 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2024