Form 10-K
period 2024-12-31
United States Oil Fund, LP
filed 2025-02-28
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $1,277,520,503.

The registrant had 13,423,603 outstanding shares as of February 24, 2025.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), and USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

Prior to the Spring of 2020, USO has achieved its investment objective by primarily investing in the Benchmark Oil Futures Contract and Oil Futures Contracts for light, sweet crude oil traded on NYMEX and ICE Futures with the same maturity month as the Benchmark Oil Futures Contract. In the Spring of 2020, significant market volatility occurred in the crude oil markets and the oil futures markets. Such volatility was attributable to the COVID-19 pandemic, related supply chain disruptions and disputes among oil-producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. Certain circumstances, including the market conditions, regulatory requirements, and risk mitigation measures imposed by its FCMs, resulting from such volatility caused, as discussed below, USO to invest in Oil Futures Contracts other than the Benchmark Oil Futures Contract and to invest in Other Oil-Related Investments, such as swap transactions based on the price of oil.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result or in response to any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

Each month over a ten-day period, USO changes the Benchmark Oil Futures Contract, which at the beginning of the month is the futures contract on light, sweet crude oil as traded on the NYMEX that is the near or front month to expire (referred to herein as the first month), into the NYMEX futures contract that is the next month contract to expire (referred to herein as the second month). The Benchmark Oil Futures Contract remains the futures contract on light, sweet crude oil as traded on the NYMEX for the first month before the roll period. During the roll period, the Benchmark Oil Futures Contract will proportionately change each day of the roll to the futures contract on light, sweet crude oil as traded on the NYMEX for the second month, until the roll is completed. On each day over a ten-day period, USCF “rolls” USO’s positions in Oil Interests by closing, or selling, a percentage of USO’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflected the change in the Benchmark Oil Futures Contract. USO rolls its positions in Oil Futures Contracts in the first month prior to the end of the month to avoid such contracts’ expiration and having to take delivery of the underlying commodity.

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

USO intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of USO’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca on a percentage basis, closely tracking the per share NAV of USO. Additionally, daily changes in the price of the Benchmark Oil Futures Contracts have closely tracked the daily changes in the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the daily changes in the price of USO’s shares as traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the changes in the spot price of light, sweet crude oil on a percentage basis. For performance data relating to USO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USO’s Benchmark” in this annual report on Form 10-K.

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

USO’s purchase of Oil Futures Contracts other than the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, if any, depends on various factors, including diversification of USO’s investments in futures contracts with respect to the month of expiration and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting USO’s holdings, and market conditions, it has and may continue to invest in Oil Futures Contracts traded on other exchanges and invest in Other Oil-Related Investments. To the extent that USO invests in Other Oil-Related Investments, it would prioritizes investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it may invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If USO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of USO’s assets could be invested in accordance with such priority in Oil Futures Contracts other than the Benchmark Oil Futures Contract or oil futures contracts issued by NYMEX and ICE Futures with the same months and Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As USO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USO to invest in Other Oil-Related Investments include those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Risk Factors Involved with an Investment in USO” for a discussion of the potential impact of regulation on USO’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its future contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce its net futures contracts back to the accountability level. As of December 31, 2024, USO held 11,084 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2024, including when it held a maximum of 18,287 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any one” month limit.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests.

For the year ended December 31, 2024, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

During the reporting period of this annual report on Form 10-K, USO’s OTC derivatives activities comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

The Bank of Nova Scotia

On August 5, 2024, USO entered into an ISDA 2002 Master Agreement (the “ScotiaBank ISDA”) with The Bank of Nova Scotia, pursuant to which The Bank of Nova Scotia has agreed to serve as an over-the-counter (“OTC”) swaps counterparty for USO. The ScotiaBank ISDA provides USO the ability to invest in OTC swaps in furtherance of its investment objective. USO may enter into OTC swap transactions with The Bank of Nova Scotia under the ScotiaBank ISDA in the future. USO’s OTC swap transactions outstanding under the ScotiaBank ISDA, if any, along with USO’s other holdings, will be posted on USO’s webpage, www.uscfinvestments.com.

The Bank of Nova Scotia’s principal address is 40 Temperance St., 7th Floor, Toronto, Ontario, Canada M5H 1H1. The Bank of Nova Scotia is registered with the CFTC as a swap dealer.

The Bank of Nova Scotia is a large swap dealer subject to many different complex legal and regulatory requirements. As a result, certain of The Bank of Nova Scotia’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with The Bank of Nova Scotia with respect to issues raised in various investigations. In addition, The Bank of Nova Scotia is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. Listed below are the civil, administrative, and/or criminal proceedings pending, on appeal, or concluded by The Bank of Nova Scotia in the past five (5) years that are material to The Bank of Nova Scotia serving as an OTC swaps counterparty to USO.

On May 11, 2023 the Commodity Futures Trading Commission issued an order simultaneously filing and settling charges against The Bank of Nova Scotia and its affiliate, Scotia Capital USA Inc. (a futures commission merchant). The order charged The Bank of Nova Scotia and Scotia Capital USA Inc. with failing to maintain, preserve, or produce records that were required to be kept under Commodity Futures Trading Commission recordkeeping requirements and failing to diligently supervise matters related to their businesses as Commodity Futures Trading Commission registrants. Pursuant to the Commodity Futures Trading Commission’s order, the charges are attributable to the use of unapproved communication methods, including messages sent via personal text and WhatsApp by The Bank of Nova Scotia and Scotia Capital USA Inc. personnel. The Bank of Nova Scotia and Scotia Capital USA Inc. agreed to pay a $15 million penalty to settle the charges with the Commodity Futures Trading Commission. The Securities and Exchange Commission issued a parallel order on May 11, 2023 against Scotia Capital USA Inc. for the failure to maintain and preserve electronic communications, also attributable to the use of unapproved communication methods. Scotia Capital USA Inc. agreed to pay a $7.5 million penalty to settle the charges with the Securities and Exchange Commission.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for swap dealer compliance failures, failing to supervise its swap dealer activities diligently, and making false or misleading statements to Commodity Futures Trading Commission staff during the course of that agency’s enforcement investigation. The order found that, at various times between December 31, 2012 and August 19, 2020 The Bank of Nova Scotia failed to comply with swap dealer business conduct standards requirements for pre-trade mid-market marks by providing counterparties with marks that were inaccurate, untimely, or both, or failing to provide marks entirely. The order also found that The Bank of Nova Scotia’s counterparty onboarding process, pre-trade mid-market marks and audio recordkeeping, and chief compliance officer failed to comply with the Commodity Exchange Act and Commodity Futures Trading Commission regulations and that The Bank of Nova Scotia failed to supervise its swap dealer activities diligently. To settle the charges with the Commodity Futures Trading Commission The Bank of Nova Scotia agreed to pay a $50 million penalty, remediate the compliance failures, and retain an outside monitor for three years. In April 2024 the Commodity Futures Trading Commission issued an addendum to its order to extend the period within which The Bank of Nova Scotia must have a monitor in place by six months.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for several of its traders’ placement of orders to buy or sell certain gold and silver futures contracts traded on the Commodity Exchange Inc. with the intent to cancel those orders before execution (i.e., “spoofing”). The Bank of Nova Scotia had previously been fined $800,000 in a 2018 Commodity Futures Trading Commission order for spoofing in the gold and silver futures markets but, according to the August 19, 2020 order, the 2018 order did not take into account the full scope of the spoofing behavior due to statements made The Bank of Nova Scotia in connection with the 2018 order that that were later proven to be false (the August 19, 2020 order alleges that the false statements were in part due to incomplete and inconsistent recordkeeping). Accordingly, the August 19, 2020 order was intended to address the broader scope of spoofing behavior. To settle the charges with the Commodity Futures Trading Commission The Bank of Nova Scotia agreed to pay a $42 million penalty, disgorgement of $11,828,912, and restitution in the amount of $6,622,190. In a parallel action, the United States Department of Justice announced entry of a Deferred Prosecution Agreement with The Bank of Nova Scotia, deferring criminal prosecution on charges of attempted price manipulation and wire fraud. Under the Agreement, The Bank of Nova Scotia agreed to, among other things, pay $60.4 million in criminal fines, forfeiture, and restitution. The Commodity Futures Trading Commission’s order provided for offsets for certain payments made pursuant to the related Department of Justice criminal action.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for violating sections 6(c)(2) and 9(a)(4) of the Commodity Exchange Act for the misrepresentations and omissions made to the Commission, the Commodity Exchange, Inc. and the National Futures Association between April 2016 and October 2017 in connection with spoofing in the precious metals markets, which was the subject of the concurrent August 19, 2020 order described in the immediately preceding paragraph. The Bank of Nova Scotia agreed to pay a $17 million penalty to settle the charges with the Commodity Futures Trading Commission

The Bank of Nova Scotia is not affiliated with USO or USCF. Therefore, neither USCF nor USO believes that there will be any conflicts of interest with The Bank of Nova Scotia or its trading principals arising from The Bank of Nova Scotia acting as an OTC swaps counterparty to USO.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.
●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of USO’s investments.
●	An investment in USO may provide little or no diversification benefits. Thus, in a declining market, USO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USO while incurring losses with respect to other asset classes.
●	Historical performance of USO and the Benchmark Oil Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	Natural forces in the oil futures market known as “backwardation” and “contango” may increase USO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Oil Futures Contract.
●	Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which means that the changes in the price of USO’s shares could substantially vary from changes in the price of the Benchmark Oil Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.
●	USO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.
●	If USO is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

●	The impact of changes in U.S. federal income tax laws on USO is uncertain.
●	USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
RBC Capital, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2024 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$155,838,493
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$46,004,545
Other Amounts Paid or Accrued(5):	$57,438,888
Total Expenses Paid or Accrued:	$259,281,926
(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.45% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(6):	0.17% annualized
Total Expenses Paid or Accrued:	0.75% annualized
(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $2,723,054 for the fiscal year ended December 31, 2024. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2024 were approximately $916,574 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2024 was $426,465.

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

USO reserves the right to adjust the share price of USO in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per share,but would have no effect on the net assets of USO or the proportionate voting rights of shareholders or limited partners.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to affect any sale or resale of shares. As of December 31, 2024, 13 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2024, USO issued 1,094 Creation Baskets and redeemed (1,184) Redemption Baskets.

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

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either USO or USCF, and no such person has any obligation or responsibility to USCF or USO to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market, availability of Creation Baskets, the liquidity of the Oil Futures Contracts market and the market for Other Oil-Related Investments. As an example, on April 21, 2020, the price per of USO shares sold in the secondary market was 36% higher than the end of day per share NAV of USO. The discrepancy was attributable to increased demand for USO shares due to market forces and USO’s having temporarily halted the offer for purchase of Creation Baskets.

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

USO is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, USO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, USO does not have “material swaps exposure” and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and, therefore, may have an adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war, pandemics (e.g., the COVID-19 pandemic in 2020), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, any of which can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. World crude oil supplies can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the crude oil industry to find, produce, and transport crude oil, which in turn may affect the supply of and demand for crude oil. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil.

Other factors impacting the crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in USO. Market volatility is attributable to things like the COVID-19 pandemic in 2020 and related supply chain disruptions, war, such as the war between Russia and Ukraine, and continuing disputes among oil-producing countries. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. In such a circumstance, USO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Oil-Related Investments, such as OTC swaps.

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of USO’s investments or assets which, in turn, could cause the loss of your investment in USO.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by USO.

Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by USO.

A negative impact on, or volatility in, the price of crude oil or the value, pricing and liquidity of USO’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in USO.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as the COVID-19 pandemic), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USO’s investments to greater volatility than investments in traditional securities.

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

USO’s NAV per share will change throughout the day as fluctuations occur in the market value of USO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with USO by Authorized Participants in Redemption Baskets. Generally, price differences may relate to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of USO shares in the market and other factors could cause USO’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from USO that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from USO by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for USO’s and the Related Public Funds’ investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be required to reduce its net futures contracts back to the accountability level.

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

USO’s FCMs have discretion to impose limits on the positions that USO may hold in the Benchmark Oil Futures Contract as well as certain other months. USO’s FCMs have in the past imposed, and may in the future impose, limits on the positions that USO may hold in the Benchmark Oil Futures Contract as well as certain other months that constrain USO’s ability to invest in the Benchmark Oil

Futures Contract and other Oil Futures Contracts. For example, in the Spring of 2020, RBC Capital Markets, LLC (“RBC”) expressly informed USO that USO could not hold positions in the June Benchmark Oil Futures Contract expiring on May 19, 2020. At the time RBC imposed this restriction, RBC continued to trade and clear other Oil Futures Contracts for USO, including in connection with rolls and rebalances of its portfolio. At that time, RBC advised USO that, going forward, USO may only purchase additional Benchmark Oil Futures Contracts and other Oil Futures Contracts through RBC for rolls and rebalances of USO’s portfolio and not as investments for the proceeds of new Creation Baskets. The limits imposed by RBC on holdings in USO’s portfolio applied regardless of whether the Oil Futures Contracts purchased would be within the accountability levels and position limits permitted by NYMEX and ICE. Since then, RBC allowed USO to resume purchasing Oil Futures Contracts, including the Benchmark Oil Futures Contract, for investment of the proceeds from Creation Baskets.

Since 2020, USO has entered into agreements with additional FCMs, none of which have precluded USO from purchasing, holding, or reinvesting the proceeds from the purchases of Creation Baskets in Oil Futures Contracts, including the Benchmark Oil Futures Contract. However, limits could be imposed by any of USO’s FCMs that limit USO’s ability to have a substantial portion of its assets invested in the Benchmark Oil Futures Contract. USO cannot predict with any certainty whether, or to what extent, any limitations may be imposed on USO by any FCM in the future.

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

OTC Contract Risk

USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO.

USO faces the risk of non-performance by counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USO, in which case USO could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

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

Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as USO) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to USO’s counterparties located in those jurisdictions. These requirements could adversely affect USO’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts. If USO’s counterparty and/or its affiliates is subject to resolution or insolvency proceedings.

The use of swap agreements may expose USO to early termination risk, which could result in significant losses to USO.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out USO’s position due to the occurrence of certain events (for example, if USO defaults on certain terms of the swap agreement, or if there is a material decline in USO’s NAV on a particular day) and request immediate payment of amounts owed by USO under the agreement. If the level of USO’s NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with USO at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, but such loss may not represent fair market value.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on an exchange and could adversely impact USO’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

USO has always had the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and in Other Oil-Related Investments, such as OTC swaps. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, and/or USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures (including those that may be taken by market participants generally including USO), or the need to satisfy potential margin requirements. USO’s ability to invest in the Benchmark Oil Futures Contract and/or Other Oil-Related Investments, could be limited as a result of any or all of the above reasons.

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

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of USO’s shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his family members and certain other shareholders.

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

Because USO’s shares are publicly traded, USO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA, and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. USO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and in the future, may result in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. The effect of any future regulatory change on USO is impossible to predict, but it could be substantial and adverse. In addition, the CFTC SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USO, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of USO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in USO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between an the market price at which shares are traded and the shares’ NAV, which is also the price at which shares can be redeemed with USO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from USO’s investment objective. Any potential impact to the market for shares of USO that could occur from Authorized Participant’s inability to create new baskets would likely not extend beyond the time when USO resumes selling Creation Baskets.

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

USO may be subject to interest rate risk, which may prevent USO from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in USO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and USO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasury Bills held by USO will decline in value. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Risk Management

USO does not have computer systems or networks. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on USO. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. USCF engages a third-party consultant and service provider to assist with information technology services and advise on USCF’s information technology infrastructure. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and USO.

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

As of December 31, 2024, USO had approximately 178,530 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 285 baskets (comprising 28,500,000 shares) and 1,184 baskets (comprising 118,400,000 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/24 to 10/31/24	12,400,000	$74.19
11/1/24 to 11/30/24	8,900,000	72.45
12/1/24 to 12/31/24	7,200,000	72.95
Total	28,500,000

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

USO invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K.

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

The following chart shows, for the period ending December 31, 2024, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2024, USO held 11,084 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2024, including when it held a maximum of 18,287 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any one” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the year ended December 31, 2024, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2024. The price of the Benchmark Oil Futures Contract started the year at $71.65 per barrel. The high of the year was on April 5, 2024 when the price reached $86.59 per barrel. The low for the year was on September 10, 2024, which was $64.45 per barrel. The year ended with the Benchmark Oil Futures Contract at $71.72 per barrel, an increase of approximately 0.10% over the year. USO’s per share NAV began the year at $66.91 and ended the year at $75.45 on December 31, 2024, an increase of approximately 12.76% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2024 contracts and ended with the February 2025 contracts. The increase of approximately 0.10% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.

During the year ended December 31, 2024, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of December 31, 2024, USO had issued 14,423,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of December 31, 2024, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Per share net asset value, end of year	$75.45	$66.91
Average daily total net assets	$1,317,318,881	$1,586,716,936
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$62,865,288	$71,710,160
Annualized yield based on average daily total net assets	4.77%	4.52%
Management fee	$5,922,838	$7,138,269
Total fees and other expenses excluding management fees	$4,875,233	$4,005,576
Total commissions accrued to brokers	$1,528,286	$860,102
Total commissions as annualized percentage of average total net assets	0.12%	0.05%

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

The increase in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to higher prices for WTI crude oil and the related increase in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by USO as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. To the degree that the aggregate yield was higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2024, the average daily change in the Benchmark Oil Futures Contract was 0.258%, while the average daily change in the per share NAV of USO over the same time period was 0.272%. The average daily difference was 0.014% (or 1.4 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2024, the average daily change in the Benchmark Oil Futures Contract was 0.003%, while the average daily change in the per share NAV of USO over the same time period was (0.010)%. The average daily difference was (0.013)% (or (1.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended December 31, 2024. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended December 31, 2024.

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

For the year ended December 31, 2024, the actual total return of USO as measured by changes in its per share NAV was 12.76%. This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $75.45. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $71.25 as of December 31, 2024, for a total return over the relevant time period of 6.47%. The difference between the actual per share NAV total return of USO of 12.76% and the expected total return based on the Benchmark Oil Futures Contract of 6.47% was a difference over the time period of 6.29%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2023, the actual total return of USO as measured by changes in its per share NAV was (4.48)%. This is based on an initial per share NAV of $70.05 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $66.91. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $63.98 as of December 31, 2023, for a total return over the relevant time period of (8.67)%. The difference between the actual per share NAV total return of USO of (4.48)% and the expected total return based on the Benchmark Oil Futures Contract of (8.67)% was a difference over the time period of 4.19%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the fourth quarter of 2024 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Futures Contract was 0.014% (or (1.4) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2024, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Crude Oil Market. During the year ended December 31, 2024, the price of the front month WTI crude oil futures contract traded in a range between $65.75 to $86.91. Prices increased 0.10% from December 31, 2023 through December 31, 2024, finishing the year at $71.72.

The early 2020’s witnessed extraordinary events in global financial markets, and crude oil offered no exception. During the first half of 2020, simultaneous demand and supply shocks led to unparalleled risk and volatility in oil futures markets. The oil demand shock was caused by the COVID-19 pandemic and the oil supply shock was caused by a Saudi-Russia price war. These twin shocks, which had never occurred at the same time before, caused several unprecedented effects. First, the front month WTI Oil Futures Contract traded at negative prices for the first and only time in history. Crude oil hit an all-time closing low of $(37.63) on April 20, 2020. Second, annualized volatility of front month WTI crude oil futures prices reached 984% in May 2020 after averaging 25% in the first two months of 2020 and 35% in 2019. The volatility includes several record-breaking returns that occurred between March and May of 2020. Third, WTI Oil Futures Contracts, which typically move together (i.e., increase or decrease) about 99% of the time, often moved in opposite directions, with daily correlation dropping to (24%). Fourth, futures curves, which can exhibit conditions known as “contango” and “backwardation” (as discussed above), moved into an extreme formation that some market experts referred to as “super contango.” This was a result of extreme bearishness in spot prices, which saw the front month WTI Oil Futures Contract detach from the rest of the futures curve and fall to an extreme position relative to later dated futures contracts. USO, among other market participants, diversified its portfolio away from the front of the futures curve in favor of deferred contract months.

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows and conditions for a new bull market emerged. Bullish fundamentals for crude oil prices were already in place when Russia invaded Ukraine in February of 2022. The war led to another round of heightened volatility and higher prices. Crude oil peaked in May 2022, then declined for the remainder of the year. Since early 2023, crude oil prices have traded mostly between approximately $65 to $80, with several prominent price reversals.

In the fourth quarter of 2024, U.S. crude oil production averaged 13.5 mbd. U.S. production has risen since the height of the COVID-19 pandemic in 2020. OPEC crude production has mostly declined since late 2022 as the cartel has supported prices with voluntary output cuts. Globally, the U.S. Energy Information Administration estimates that crude oil supply will slightly exceed demand in 2025 by 0.3 mbd, while the International Energy Agency expects a 0.7 mbd supply surplus. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024, but delayed and made adjustments to these plans several times. OPEC may continue to restrict production if conditions warrant. However, pressure from the Trump administration may tip the scales in favor of those in the cartel who wish to increase production sooner than later. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Even if OPEC continues to postpone the unwinding of its cuts and voluntary quotas, any sluggishness in the global economy could weigh on prices. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and it is likely that ongoing growth in U.S. production will continue along the same trajectory. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

The current geopolitical situation adds complexity to the supply-demand equation. While tensions in the Middle East seem to be abating, the region remains a flash point for risk to crude oil supply. Likewise, the Russia-Ukraine war has the potential to create further supply disruptions and price volatility due to sanctions and disruptions. Finally, tariffs and other global trade dynamics could curtail the free flow of supply, potentially increasing prices.

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

For the ten-year time period between December 31, 2014 and December 31, 2024, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large Cap US	US Gov’t	Global
	Equities (S&P	Bonds (BEUSG4	Equities (FTSE	Unleaded
Correlation Matrix 10 Years	600)	Index)	World Index)	Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.124	0.979	0.455	0.200	0.117	0.351
US Gov’t Bonds (BEUSG4 Index)		1.000	0.140	-0.197	-0.408	-0.164	-0.260
Global Equities (FTSE World Index)			1.000	0.493	0.239	0.071	0.395
Unleaded Gasoline				1.000	0.632	0.007	0.742
Heating Oil					1.000	0.055	0.741
Natural Gas						1.000	0.011
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large Cap US		Global
	Equities (S&P	US Gov’t Bonds	Equities (FTSE	Unleaded
Correlation Matrix 1 Year	500)	(BEUSG4 Index)	World Index)	Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap US Equities (S&P 500)	1.000	0.622	0.968	-0.057	-0.318	0.063	-0.170
US Gov’t Bonds (BEUSG4 Index)		1.000	0.744	-0.309	-0.453	0.013	-0.501
Global Equities (FTSE World Index)			1.000	-0.098	-0.473	0.006	-0.283
Unleaded Gasoline				1.000	0.439	-0.535	0.858
Heating Oil					1.000	-0.241	0.779
Natural Gas						1.000	-0.437
Crude Oil							1.000
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

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in USO’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2024, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2024, USO did not use other assets to pay expenses. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2024, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

Since the March 23, 2007, USO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

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

USO may purchase OTC swaps, in the future periods, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2024, USO held cash deposits and investments in Treasuries and money market funds in the amount of $1,007,709,886 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2024, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of December 31, 2024, USO’s portfolio held 11,084 Oil Futures Contracts traded on the NYMEX. As of December 31, 2024, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on USO’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the USO website, USO may make available portfolio holdings information to Authorized Participants that reflects USO’s anticipated holdings.

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

During the reporting period of this annual report on Form 10-K, USO’s OTC derivatives activities comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2024, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Oil Fund, LP (the “Fund”) as of December 31, 2024 and 2023, and the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Fund’s financial statements and internal control over financial reporting for the year ended December 31, 2022 were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 28, 2025

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $727,450,000 and $952,408,574, respectively) (Notes 2 and 5)	$727,450,000	$952,408,574
Equity in trading accounts:
Cash and cash equivalents (at cost $280,259,886 and $511,287,941, respectively)	280,259,886	511,287,941
Unrealized gain (loss) on open commodity futures contracts	28,431,020	3,051,930
Unrealized gain (loss) on open swap contracts	(2,068)	(1,906)
Due from Broker	13,487,676	—
Receivable for shares sold	45,270,292	113,785,226
Dividends receivable	2,777,123	1,460,430
Interest receivable	1,366,692	4,646,281
Prepaid insurance	42,308	72,180
ETF transaction fees receivable	1,000	2,000

Total Assets	$1,099,083,929	$1,586,712,656

Liabilities and Partners’ Capital
Payable due to Broker	$7,872,455	$16,928,846
General Partner management fees payable (Note 3)	436,917	574,149
Professional fees payable	2,011,267	1,629,830
Due to custody	318,003	—
Brokerage commissions payable	119,336	119,336
Directors’ fees payable	33,106	32,993
License fees payable	69,358	81,961

Total Liabilities	10,860,442	19,367,115

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,088,223,487	1,567,345,541
Total Partners’ Capital	1,088,223,487	1,567,345,541

Total Liabilities and Partners’ Capital	$1,099,083,929	$1,586,712,656

Limited Partners’ shares outstanding	14,423,603	23,423,603
Net asset value per share	$75.45	$66.91
Market value per share	$75.55	$66.65

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025*	$766,513,460	11,084	$28,431,020	2.61

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	727,450,000	$727,450,000	66.85
Total United States Money Market Funds		$727,450,000	66.85

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 12202024Index(b)	0.25%	Societe Generale	monthly	06/20/2025	$123,976,793	$123,975,932	$—	$(861)
MACQUARIE MQCP361E 07192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2025	169,418,314	169,417,107	—	(1,207)
Total Open OTC Commodity Swap Contracts∧					$293,395,107	$293,393,039	$—	$(2,068)
(a)	Reflects the value at reset date of December 31, 2024.
(b)	Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $263,049,397 on open commodity futures contracts.

∧ Collateral amounted to $17,210,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2024 contracts, expiring January 2024	$1,225,940,440	17,200	$6,439,560	0.41
NYMEX WTI Crude Oil Futures CL March 2024 contracts, expiring February 2024	68,259,150	903	(3,387,630)	(0.22)
Total Open Futures Contracts*	$1,294,199,590	18,103	$3,051,930	0.19

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	327,450,000	$327,450,000	20.89
Total United States Money Market Funds		$327,450,000	20.89

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP361E 01192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/19/2024	$156,190,238	$156,189,126	$—	$(1,112)
SOC GEN SGIXCWTI 12292023Index(b)	0.25%	Societe Generale	monthly	06/28/2024	114,296,974	114,296,180	—	(794)
Total Open OTC Commodity Swap Contracts∧					$270,487,212	$270,485,306	$—	$(1,906)
(a)	Reflects the value at reset date of December 29, 2023.
(b)	Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2023.

∧Collateral amounted to $27,568,431 on open OTC commodity swap contracts.

*Collateral amounted to $483,719,510 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$121,123,950	$(63,502,154)	$874,875,947
Realized gain (loss) on closed OTC commodity swap contracts	22,162,096	(24,349,916)	(13,603,878)
Change in unrealized gain (loss) on open commodity futures contracts	25,379,090	(19,134,006)	(92,251,288)
Change in unrealized gain (loss) on open OTC commodity swap contracts	(162)	2,239	(4,145)
Dividend income	22,216,952	18,703,141	17,656,102
Interest income	40,648,336	53,007,019	13,808,136
ETF transaction fees	386,000	374,000	231,000
Total Income (Loss)	$231,916,262	$(34,899,677)	$800,711,874

Expenses
General Partner management fees (Note 3)	$5,922,838	$7,138,269	$11,542,406
Professional fees	2,723,054	2,184,411	1,908,299
Brokerage commissions	1,528,286	860,102	807,322
Directors’ fees and insurance	426,465	723,121	828,823
License fees	197,428	237,942	384,747

Total Expenses	$10,798,071	$11,143,845	$15,471,597
Net Income (Loss)	$221,118,191	$(46,043,522)	$785,240,277
Net Income (Loss) per limited partner share	$8.54	$(3.14)	$15.87
Net Income (Loss) per weighted average limited partner share	$12.47	$(2.01)	$22.26
Weighted average limited partner shares outstanding	17,729,341	22,963,603	35,283,055

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital
For the years ended December 31, 2024, 2023 and 2022

		Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$1,567,345,541	$1,977,015,338	$2,374,159,266
Addition of 109,400,000, 90,500,000 and 48,500,000 partnership shares, respectively	8,093,919,564	6,352,472,014	3,508,243,142
Redemption of (118,400,000), (95,300,000) and (64,100,000) partnership shares, respectively	(8,794,159,809)	(6,716,098,289)	(4,690,627,347)
Net income (loss)	221,118,191	(46,043,522)	785,240,277

Balances at end of year	$1,088,223,487	$1,567,345,541	$1,977,015,338

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$221,118,191	$(46,043,522)	$785,240,277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(25,379,090)	19,134,006	92,251,288
Change in unrealized (gain) loss on open swap contracts	162	(2,239)	4,145
(Increase) decrease in dividends receivable	(1,316,693)	2,452,991	(3,879,706)
(Increase) decrease in interest receivable	3,279,589	(1,818,766)	(2,773,974)
(Increase) decrease in prepaid insurance	29,872	69,464	3,051
(Increase) decrease in ETF transaction fees receivable	1,000	(2,000)	—
(Increase) decrease in receivable due from Broker	(13,487,676)	—	—
Increase (decrease) payable due to custody	318,003	(1,012,851)	1,012,851
Increase (decrease) in payable due to Broker	(9,056,391)	15,540,859	1,387,987
Increase (decrease) in General Partner management fees payable	(137,232)	(274,652)	(89,639)
Increase (decrease) in professional fees payable	381,437	(812,220)	(1,173,950)
Increase (decrease) in brokerage commissions payable	—	11,874	(93,126)
Increase (decrease) in directors’ fees payable	113	(9,220)	(2,124)
Increase (decrease) in license fees payable	(12,603)	(22,209)	(24,770)
Net cash provided by (used in) operating activities	175,738,682	(12,788,485)	871,862,310

Cash Flows from Financing Activities:
Addition of partnership shares	8,162,434,498	6,238,686,788	3,508,243,142
Redemption of partnership shares	(8,794,159,809)	(6,716,098,289)	(4,690,627,347)
Net cash provided by (used in) financing activities	(631,725,311)	(477,411,501)	(1,182,384,205)

Net Increase (Decrease) in Cash and Cash Equivalents	(455,986,629)	(490,199,986)	(310,521,895)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,463,696,515	1,953,896,501	2,264,418,396
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$1,007,709,886	$1,463,696,515	$1,953,896,501

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$727,450,000	$952,408,574	$856,400,000
Equity in Trading Accounts:
Cash and cash equivalents	280,259,886	511,287,941	1,097,496,501
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,007,709,886	$1,463,696,515	$1,953,896,501

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2024, 2023 and 2022

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2024, USO held 11,084 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2024.

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

Recently Issued Accounting Pronouncement

USO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). USO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of USO, as prescribed in USO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2024, 2023 and 2022, USO did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 were $426,465 for USO and, in the aggregate for USO and the Related Public Funds, $916,574. For the year ended December 31, 2023 these fees and expenses were $723,121 for USO and, in the aggregate for USO and the Related Public Funds, $1,210,000. For the year ended December 31, 2022, these fees and expenses were $828,823 for USO and, in the aggregate for USO and Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the year ended December 31, 2024, 2023 and 2022, USO incurred $197,428, $237,942 and $384,747, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs were $2,540,054 for the year ending December 31, 2024. For the years ending December 31, 2023, and 2022 USO’s investor reporting costs totaled $2,115,461 and $1,779,300 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total commissions accrued to brokers	$1,528,286	$860,102	$807,322
Total commissions as annualized percentage of average total net assets	0.12%	0.05%	0.03%

The increase in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a higher number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through December 31, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2024 and December 31, 2023, USO held investments in money market funds in the amounts of $727,450,000 and $327,450,000, respectively. USO also holds cash deposits with its custodian. As of December 31, 2024 and December 31, 2023, USO held cash deposits in the amounts of $280,259,886 and

$1,136,246,515 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2024, the monthly average volume of open future and swap contract notional value was $1,012,496,028 and $293,572,184, respectively. For the year ended December 31, 2023, the monthly average volume of open future and swap contract notional values were $1,320,412,729 and $287,476,731, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operating Performance:
Net asset value, beginning of year	$66.91	$70.05	$54.18
Total income (loss)	9.15	(2.65)	16.31
Total expenses	(0.61)	(0.49)	(0.44)
Net increase (decrease) in net asset value	8.54	(3.14)	15.87
Net asset value, end of year	$75.45	$66.91	$70.05

Total Return	12.76%	(4.48)%	29.29%

Ratios to Average Net Assets
Total income (loss)	17.61%	(2.20)%	31.22%
Management fees	0.45%	0.45%	0.45%
Total expenses excluding management fees	0.37%	0.25%	0.15%
Net income (loss)	16.79%	(2.90)%	30.61%

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

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2024 and 2023.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$243,169,142	$22,646,159	$(132,775,208)	$98,876,169
Total Expenses	2,873,971	2,717,867	2,675,189	2,531,044
Net Income (Loss)	$240,295,171	$19,928,292	$(135,450,397)	$96,345,125
Net Income (Loss) per Share	$12.02	$0.70	$(9.77)	$5.59

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(66,835,819)	$(32,164,547)	$357,724,065	$(293,623,376)
Total Expenses	2,823,630	2,745,956	2,636,590	2,937,669
Net Income (Loss)	$(69,659,449)	$(34,910,503)	$355,087,475	$(296,561,045)
Net Income (Loss) per Share	$(3.58)	$(2.83)	$17.11	$(13.84)

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

The following table summarizes the valuation of USO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$727,450,000	$727,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	28,431,020	28,431,020	—	—
OTC Commodity Swap Contracts	(2,068)	—	(2,068)	—

The following table summarizes the valuation of USO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$327,450,000	$327,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,051,930	3,051,930	—	—
OTC Commodity Swap Contracts	(1,906)	—	(1,906)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$28,431,020	$3,051,930
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(2,068)	$(1,906)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2024		December 31, 2023		December 31, 2022
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$121,123,950		$(63,502,154)		$874,875,947

	Change in unrealized gain (loss) on open commodity futures contracts		$25,379,090		$(19,134,006)		$(92,251,288)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$22,162,096		$(24,349,916)		$(13,603,878)

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$(162)		$2,239		$(4,145)

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	53	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	61	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	64	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	65	Management Director
Kathryn D. Rooney	52	Management Director, Chief Marketing Officer
Daphne G. Frydman	50	Director of Compliance
Ray W. Allen	68	Portfolio Manager
Kevin A. Baum	54	Chief Investment Officer
Gordon L. Ellis	78	Independent Director
Malcolm R. Fobes III	60	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 68, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 54, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 61, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge

Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 50, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 53, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 64, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, and (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 65, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 78, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 60, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 67, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen makes trading and investment decisions for USO. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of USO. In addition, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Insider Trading Policy

USCF has adopted an insider trading policy applicable to USCF’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USO and the Related Public Funds. USCF’s compliance policies and procedures are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USO, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USO. The policies and procedures, among other things, provide criteria for OTC swap counterparties and documentation.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2024, USO accrued aggregate management fees of $5,922,838.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2024 was $426,465.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	NA	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	NA	$—	$—
Independent Directors
Peter M. Robinson	$45,702	NA	NA	NA	NA	$—	$45,702
Gordon L. Ellis	$45,702	NA	NA	NA	NA	$—	$45,702
Malcolm R. Fobes III(1)	$54,842	NA	NA	NA	NA	$—	$54,842
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2024, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$162,500	$152,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$184,500	$174,500

Audit fees consist of fees paid to Cohen & Company, Ltd. for (i) the audit of USO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USO’s current reports on Form 8-K; (ii) the audit of USO’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(5)	Amendment 5 to the Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15 (16)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Oil Fund, LP and Macquarie Bank Limited.
10.15 (17)	ISDA 2002 Master Agreement, dated June 13, 2022, by and between United States Oil Fund, LP and Société Générale S.A.
19.1(19)	Insider Trading Policies and Procedures
23.1(19)	Consent of Independent Registered Public Accounting Firm.
31.1(19)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(19)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(19)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(19)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(18)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on May 15, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 1, 2021.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2022.
(18)	Incorporated by reference to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(19)	Filed herewith.

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

Date: February 28, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 28, 2025
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 28, 2025
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 28, 2025
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	February 28, 2025
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 28, 2025
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 28, 2025
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 28, 2025
Malcolm R. Fobes III