Form 10-Q
period 2025-03-31
United States Oil Fund, LP
filed 2025-05-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 16,123,603 outstanding shares as of May 7, 2025.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Oil Fund, LP

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $782,996,681 and $727,450,000, respectively) (Notes 2 and 5)	$782,996,681	$727,450,000
Equity in trading accounts:
Cash and cash equivalents (at cost $220,362,808 and $280,259,886, respectively)	220,362,808	280,259,886
Unrealized gain (loss) on open commodity futures contracts	38,213,260	28,431,020
Unrealized gain (loss) on open swap contracts	6,015,701	(2,068)
Due from Broker	5,011,620	13,487,676
Receivable for shares sold	—	45,270,292
Dividends receivable	2,048,973	2,777,123
Interest receivable	1,119,393	1,366,692
Prepaid insurance	253,005	42,308
ETF transaction fees receivable	3,000	1,000

Total Assets	$1,056,024,441	$1,099,083,929

Liabilities and Partners’ Capital
Payable due to Broker	$37,448	$7,872,455
Payable for shares redeemed	77,348,714	—
General Partner management fees payable (Note 3)	350,491	436,917
Professional fees payable	1,628,405	2,011,267
Due to custody	—	318,003
Brokerage commissions payable	119,336	119,336
Directors’ fees payable	32,238	33,106
License fees payable	59,698	69,358

Total Liabilities	79,576,330	10,860,442

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	976,448,111	1,088,223,487
Total Partners’ Capital	976,448,111	1,088,223,487

Total Liabilities and Partners’ Capital	$1,056,024,441	$1,099,083,929

Limited Partners’ shares outstanding	12,623,603	14,423,603
Net asset value per share	$77.35	$75.45
Market value per share	$77.33	$75.55

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
		Number of	Open Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2025 contracts, expiring April 2025*	$639,774,540	9,485	$38,213,260	3.91

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.27%#	492,450,000	$492,450,000	50.43
Total United States Money Market Funds		$492,450,000	50.43

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP361E 01212025Index(b)	0.26%	Macquarie Bank Ltd.	monthly	07/21/2025	172,379,948	172,378,720	—	(1,228)
SOC GEN SGIXCWTI 12202024Index(b)	0.25%	Societe Generale	monthly	06/20/2025	120,126,547	126,143,476	—	6,016,929
Total Open OTC Commodity Swap Contracts˄					292,506,495	298,522,196	—	6,015,701

(a)Reflects the value at reset date of March 31, 2025.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $210,142,319 on open commodity futures contracts.

˄Collateral amounted to $10,220,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at March 31, 2025.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025*	$766,513,460	11,084	$28,431,020	2.61

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	727,450,000	$727,450,000	66.85
Total United States Money Market Funds		$727,450,000	66.85

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 12202024Index(b)	0.25%	Societe Generale	monthly	06/20/2025	$123,976,793	$123,975,932	$—	$(861)
MACQUARIE MQCP361E 07192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2025	$169,418,314	$169,417,107	$—	$(1,207)
Total Open OTC Commodity Swap Contracts˄					$293,395,107	$293,393,039	$—	$(2,068)
(a)Reflects the value at reset date of December 31, 2024.
(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $263,049,397 on open commodity futures contracts.

˄Collateral amounted to $17,210,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$17,505,740	$127,430,470
Realized gain (loss) on closed OTC commodity swap contracts	(1,068,769)	45,287,234
Change in unrealized gain (loss) on open commodity futures contracts	9,782,240	53,425,880
Change in unrealized gain (loss) on open OTC commodity swap contracts	6,017,769	(182)
Dividend income	6,233,704	4,225,433
Interest income	3,843,122	12,692,307
ETF transaction fees	91,000	108,000
Total Income (Loss)	$42,404,806	$243,169,142

Expenses
General Partner management fees (Note 3)	$1,127,037	$1,583,453
Professional fees	513,676	727,464
Brokerage commissions	346,284	394,046
Directors’ fees and insurance	77,704	116,227
License fees	37,568	52,781
Total Expenses	$2,102,269	$2,873,971
Net Income (Loss)	$40,302,537	$240,295,171
Net Income (Loss) per limited partner share	$1.90	$12.02
Net Income (Loss) per weighted average limited partner share	$3.04	$12.21
Weighted average limited partner shares outstanding	13,270,270	19,677,449

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$1,088,223,487	$1,567,345,541
Addition of 24,400,000 and 33,400,000 partnership shares, respectively	1,883,895,500	2,396,976,031
Redemption of (26,200,000) and (38,800,000) partnership shares, respectively	(2,035,973,413)	(2,782,022,726)
Net income (loss)	40,302,537	240,295,171

Balances at end of period	$976,448,111	$1,422,594,017
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$40,302,537	$240,295,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(9,782,240)	(53,425,880)
Change in unrealized (gain) loss on open swap contracts	(6,017,769)	182
(Increase) decrease in dividends receivable	728,150	11,260
(Increase) decrease in interest receivable	247,299	516,734
(Increase) decrease in due from Broker	8,476,056	—
(Increase) decrease in prepaid insurance	(210,697)	(170,729)
(Increase) decrease in ETF transaction fees receivable	(2,000)	(2,000)
Increase (decrease) payable due to custody	(318,003)	—
Increase (decrease) in payable due to Broker	(7,835,007)	(16,865,582)
Increase (decrease) in General Partner management fees payable	(86,426)	(55,052)
Increase (decrease) in professional fees payable	(382,862)	(686,840)
Increase (decrease) in directors’ fees payable	(868)	577
Increase (decrease) in license fees payable	(9,660)	(7,049)
Net cash provided by (used in) operating activities	25,108,510	169,610,792

Cash Flows from Financing Activities:
Addition of partnership shares	1,929,165,792	2,377,990,041
Redemption of partnership shares	(1,958,624,699)	(2,742,557,740)
Net cash provided by (used in) financing activities	(29,458,907)	(364,567,699)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,350,397)	(194,956,907)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,007,709,886	1,463,696,515
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,003,359,489	$1,268,739,608

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$782,996,681	$909,064,898
Equity in Trading Accounts:
Cash and cash equivalents	220,362,808	359,674,710
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,003,359,489	$1,268,739,608

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of March 31, 2025, USO held 9,485 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO disclosed its parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result of, or in response to, any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

Investors should be aware that USO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil, nor is USO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted, and may in the future impact, the total return on an investment in USO’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USO’s shares and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. While USO’s shares may be impacted by contango and backwardation, the potential costs associated with physically owning and storing crude oil, could be substantial. USCF believes that it is not practical to manage the portfolio to achieve the foregoing investment objective when investing in Oil Futures Contracts (as defined below) and Other Oil-Related Investments (as defined below).

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

In April 2006, USO initially registered 17,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 10, 2006, USO listed its shares on the AMEX under the ticker symbol “USO” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, USO established its initial per share NAV by setting the price at $67.39 and issued 200,000 shares in exchange for $13,479,000. USO also commenced investment operations on April 10, 2006, by purchasing Oil Futures Contracts traded on the NYMEX based on light, sweet crude oil. USO has an unlimited number of shares available for issuance. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2025.

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

Recently Issued Accounting Pronouncement

USO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). USO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of USO, as prescribed in USO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2025 and 2024, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $400,000 for USO and, in the aggregate for USO and the Related Public Funds, $883,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2025 and 2024, USO incurred $37,568 and $52,781, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,200,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

USO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as USO’s FCM effective October 10, 2013. USO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets, Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to USO effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with USO’s FCMs require the FCMs to provide services to USO in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through the applicable FCM for USO’s account. In accordance with the FCM agreements, USO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when USO issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when USO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USO also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$346,284	$394,046
Total commissions as annualized percentage of average total net assets	0.14%	0.11%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of crude oil futures contracts being held and traded.

For the three months ended March 31, 2025, and 2024, the monthly average volume of open future contract notional value was $740,354,553 and $1,099,028,412, respectively.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among oil-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by USO and the impact of which could limit USO’s ability to have a substantial portion of its assets invested in the Futures Contracts and/or Other Oil-Related Investments, such as OTC swaps.

All of the futures contracts held by USO through March 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31, 2024, USO held investments in money market funds in the amounts of $492,450,000 and $727,450,000, respectively. USO also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, USO held cash deposits in the amounts of $510,909,489 and $280,259,886 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2025, the monthly average volume of open future and swap contract notional value was $740,354,553 and $296,622,146, respectively. For the three months ended March 31, 2024, the monthly average volume of open future and swap contract notional value was $1,099,028,412 and $6,639,291, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$75.45	$66.91
Total income (loss)	2.06	12.17
Total expenses	(0.16)	(0.15)
Net increase (decrease) in net asset value	1.90	12.02
Net asset value, end of period	$77.35	$78.93

Total Return	2.52%	17.96%

Ratios to Average Net Assets
Total income (loss)	4.17%	17.15%
Management fees#	0.45%	0.45%
Total expenses excluding management fees#	0.39%	0.37%
Net income (loss)	3.97%	16.95%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$492,450,000	$492,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	38,213,260	38,213,260	—	—
OTC Commodity Swap Contracts	6,015,701	—	6,015,701	—

The following table summarizes the valuation of USO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$727,450,000	$727,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	28,431,020	28,431,020	—	—
OTC Commodity Swap Contracts	(2,068)	—	(2,068)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	March 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$38,213,260	$28,431,020
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$6,015,701	$(2,068)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$17,505,740		$127,430,470

	Change in unrealized gain (loss) on open commodity futures contracts		$9,782,240		$53,425,880

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(1,068,769)		$45,287,234

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$6,017,769		$(182)

NOTE 8 — SUBSEQUENT EVENTS

USO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Oil Fund, LP (“USO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, USO’s operations, USCF’s plans and references to USO’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, USO’s operations or the value of its shares.

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

In addition, USCF believes that market arbitrage opportunities will cause daily changes in USO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in USO’s per share NAV. USCF further believes that the daily changes in the price of the Benchmark Oil Futures Contract have historically closely tracked the daily changes in spot prices of light, sweet crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of USO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of light, sweet crude oil on a percentage basis, plus interest earned on USO’s collateral holdings, less USO’s expenses.

The following chart shows, for the period ending March 31, 2025, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result of, or in response to, any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

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

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and USO makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO’s investments, may occur on short notice.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on USO’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be required to reduce its aggregate position in Crude Oil Futures CL contracts back to the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2025, USO held 9,485 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the three months ended March 31, 2025, including when it held a maximum of 13,786 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the three months ended March 31, 2025, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Position limits may potentially cause a tracking error between the price of USO’s shares and the price of the Benchmark Oil Futures Contract. This may in turn prevent investors from being able to effectively use USO as a way to hedge against crude oil related losses or as a way to indirectly invest in crude oil.

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

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by USO. Ú negative impact on, or volatility in, the price of crude oil or the value, pricing and liquidity of USO’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in USO.

USO may be subject to interest rate risk, which may prevent USO from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in USO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and USO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by USO will decline in value. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of USO’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of USO’s cash and Treasury investments may decline.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2025. The price of the Benchmark Oil Futures Contract started the period at $71.72 per barrel. The high of the period was on January 15, 2025 when the price reached $78.84 per barrel. The low of the period was on March 10, 2025 when the price dropped to $65.86 per barrel. The period ended with the Benchmark Oil Futures Contract at $71.48 per barrel, a decrease of approximately (0.33)% over the period. USO’s per share NAV began the period at $75.45 and ended the period at $77.35 on March 31, 2025, an increase of approximately 2.52% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2025 contracts and ended with the May 2025 contracts. The decrease of approximately (0.33)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.

During the three months ended March 31, 2025, the crude oil futures market experienced states of both contango and backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of March 31, 2025, USO had 12,623,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of March 31, 2025, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$1,015,724,718	$1,418,071,175
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,076,826	$16,917,740
Annualized yield based on average daily total net assets	4.02%	4.80%
Management fee	$1,127,037	$1,583,453
Total fees and other expenses excluding management fees	$975,232	$1,290,518
Total commissions accrued to brokers	$346,284	$394,046
Total commissions as annualized percentage of average total net assets	0.14%	0.11%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to an decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.064%, while the average daily change in the per share NAV of USO over the same time period was 0.077%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to March 31, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.003%, while the average daily change in the per share NAV of USO over the same time period was (0.009)%. The average daily difference was (0.012)% (or (1.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended March 31, 2025. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of USO as measured by changes in its per share NAV was 2.52%. This is based on an initial per share NAV of $75.45 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $77.35. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $76.16 as of March 31, 2025, for a total return over the relevant time period of 0.94%. The difference between the actual per share NAV total return of USO of 2.52% and the expected total return based on the Benchmark Oil Futures Contract of 0.94% was a difference over the time period of 1.58%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tend to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2024, the actual total return of USO as measured by changes in its per share NAV was 17.96%. This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $78.93. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $78.17 as of March 31, 2024, for a total return over the relevant time period of 16.81%. The difference between the actual per share NAV total return of USO of 17.96% and the expected total return based on the Benchmark Oil Futures Contract of 16.81% was a difference over the time period of 1.15%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tend to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result of, or in response to, any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

During the first quarter of 2025 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.013% or 1.30 basis points.

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2025, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

As a result of market and regulatory conditions, including significant market volatility, large numbers of USO shares purchased during a short period of time, applicable regulatory accountability levels and position limits on oil futures contracts and risk mitigation measures that were taken by USO and USO’s FCM in 2020, USO invested in Oil Futures Contracts with expiration dates for months later than that of the Benchmark Oil Futures Contract. Holdings in later month contracts will typically cause USO to experience lesser effects from contango and backwardation than would be the case if USO’s holdings were primarily in oil futures contracts in the first month or second month. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result of, or in response to, any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

Crude Oil Market. During the three months ended March 31, 2025, the price of the front month WTI crude oil futures contract traded in a range between $66.03 to $80.04. Prices decreased (0.33)% from December 31, 2024 through March 31, 2025, finishing the quarter at $71.48.

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

In the first quarter of 2025, U.S. crude oil production averaged 13.5 mbd. U.S. production has risen since the height of the COVID-19 pandemic in 2020. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose moderately during the six months ending March 31, 2025, but remained well below pre- and post-pandemic highs.  OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 but delayed and adjusted these plans several times. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world's largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and it is likely that ongoing growth in U.S. production will continue along the same trajectory. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, two events significantly increased risks to global energy prices, particularly crude oil.  First, the Trump administration announced large and widespread tariffs on trading partners.  While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration's actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil.  Second, eight OPEC nations announced their intention to reduce their voluntary cuts by over 400,000 barrels per day, starting in May 2025, and to move forward with their plans to gradually cease all voluntary cuts which currently total 2.2 million barrels per day. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant.  Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway.  While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing downward pressure on prices.

The current geopolitical situation adds complexity to the supply-demand equation. Tensions in the Middle East remain a flash point for risk to crude oil supply, which could raise prices. Conversely, progress towards a potential resolution to the Russia-Ukraine war could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between March 31, 2015 and March 31, 2025, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	600)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.150	0.979	0.428	0.174	0.095	0.342
US Gov’t Bonds (BEUSG4 Index)		1.000	0.163	(0.180)	(0.388)	(0.139)	(0.252)
Global Equities (FTSE World Index)			1.000	0.469	0.217	0.052	0.389
Unleaded Gasoline				1.000	0.626	0.005	0.749
Heating Oil					1.000	0.035	0.777
Natural Gas						1.000	0.002
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year
	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.504	0.970	(0.325)	(0.033)	0.078	(0.204)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.617	(0.207)	(0.426)	0.124	(0.420)
Global Equities (FTSE World Index)			1.000	(0.305)	(0.101)	0.005	(0.257)
Unleaded Gasoline				1.000	0.391	(0.472)	0.837
Heating Oil					1.000	(0.480)	0.745
Natural Gas						1.000	(0.470)
Crude Oil							1.000
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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the three months ended March 31, 2025, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2025, USO did not use other assets to pay expenses. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

Although permitted to do so under its LP Agreement, USO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and USO makes its investments accordingly. Consistent with the foregoing, USO’s investments will take into account the need for USO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, USO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to USO’s investments, may occur on short notice.

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

As of March 31, 2025, USO held cash deposits and short-term investments in the amount of $1,003,359,489 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

In addition to USCF’s management fee, USO pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. USO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2025, USO’s portfolio held 9,485 Oil Futures Contracts traded on the NYMEX. As of March 31, 2025, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on USO’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the USO website, USO may make available portfolio holdings information to Authorized Participants that reflects USO’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, USO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three-month reporting period ended March 31, 2025, USO’s OTC derivatives activities comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except as follows:

The impact of changes in U.S. federal income tax laws on USO is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on USO or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to USO and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in USO shares.

As inflation increases, the present value of USO’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of USO’s cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 262 baskets (comprising 26,200,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/25 to 1/31/25	(11,400,000)	$80.72
2/1/25 to 2/28/25	(6,900,000)	$77.07
3/1/25 to 3/31/25	(7,900,000)	$73.92
Total	(26,200,000)

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2025