Form 10-Q
period 2025-06-30
United States Oil Fund, LP
filed 2025-08-08
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 11,223,603 outstanding shares as of August 1, 2025.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Oil Fund, LP

Statements of Financial Condition

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $946,356,232 and $727,450,000, respectively) (Notes 2 and 5)	$946,356,232	$727,450,000
Equity in trading accounts:
Cash and cash equivalents (at cost $316,978,293 and $280,259,886, respectively)	316,978,293	280,259,886
Unrealized gain (loss) on open commodity futures contracts	(45,141,590)	28,431,020
Unrealized gain (loss) on open swap contracts	(8,919,388)	(2,068)
Due from Broker	13,312,912	13,487,676
Receivable for shares sold	—	45,270,292
Dividends receivable	1,223,282	2,777,123
Interest receivable	2,241,420	1,366,692
Prepaid insurance	253,005	42,308
ETF transaction fees receivable	3,000	1,000

Total Assets	$1,226,307,166	$1,099,083,929

Liabilities and Partners’ Capital
Payable due to Broker	$14,342,270	$7,872,455
Payable for shares redeemed	80,577,570	—
General Partner management fees payable (Note 3)	389,684	436,917
Professional fees payable	961,931	2,011,267
Due to custody	—	318,003
Brokerage commissions payable	119,336	119,336
Directors’ fees payable	36,110	33,106
License fees payable	59,311	69,358

Total Liabilities	96,486,212	10,860,442

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,129,820,954	1,088,223,487
Total Partners’ Capital	1,129,820,954	1,088,223,487

Total Liabilities and Partners’ Capital	$1,226,307,166	$1,099,083,929

Limited Partners’ shares outstanding	15,423,603	14,423,603
Net asset value per share	$73.25	$75.45
Market value per share	$73.11	$75.55

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2025 contracts, expiring July 2025*	$946,589,540	13,845	$(45,141,590)	(4.00)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	150,000,000	$150,000,000	13.28
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.23%#	202,450,000	202,450,000	17.92
Total United States Money Market Funds		$352,450,000	31.20

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 01202025Index(b)	0.25%	Societe Generale	monthly	12/19/2025	$75,396,421	$66,478,092	$—	$(8,918,329)
MACQUARIE MQCP361E 01212025Index(b)	0.26%	Macquarie Bank Ltd.	monthly	07/21/2025	$162,031,120	$162,030,061	$—	$(1,059)
Total Open OTC Commodity Swap Contracts˄					$237,427,541	$228,508,153	$—	$(8,919,388)

(a)Reflects the value at reset date of June 30, 2025.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $286,633,978 on open commodity futures contracts.

˄Collateral amounted to $30,344,315 on open OTC commodity swap contracts.

#Reflects the 7-day yield at June 30, 2025.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025*	$766,513,460	11,084	$28,431,020	2.61

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	727,450,000	$727,450,000	66.85
Total United States Money Market Funds		$727,450,000	66.85

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 12202024Index(b)	0.25%	Societe Generale	monthly	06/20/2025	$123,976,793	$123,975,932	$—	$(861)
MACQUARIE MQCP361E 07192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2025	$169,418,314	$169,417,107	$—	$(1,207)
Total Open OTC Commodity Swap Contracts ˄					$293,395,107	$293,393,039	$—	$(2,068)
(a)Reflects the value at the reset date of December 31, 2024
(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $263,049,397 on open commodity futures contracts.

˄Collateral amounted to $17,210,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$17,869,890	$10,130,720	$35,375,630	$137,561,190
Realized gain (loss) on OTC commodity swap contracts	(440,907)	(586,360)	(1,509,676)	44,700,874
Change in unrealized gain (loss) on open commodity futures contracts	(83,354,850)	(3,237,640)	(73,572,610)	50,188,240
Change in unrealized gain (loss) on open OTC commodity swap contracts	(14,935,089)	(136)	(8,917,320)	(318)
Dividend income	4,334,615	4,210,364	10,568,319	8,435,797
Interest income	5,597,929	12,029,211	9,441,051	24,721,518
ETF transaction fees	100,000	100,000	191,000	208,000
Total Income (Loss)	$(70,828,412)	$22,646,159	$(28,423,606)	$265,815,301

Expenses
General Partner management fees (Note 3)	$1,115,410	$1,490,738	$2,242,447	$3,074,191
Professional fees	505,621	727,464	1,019,297	1,454,928
Brokerage commissions	435,102	347,096	781,386	741,142
Directors’ fees and insurance	39,759	102,877	117,463	219,104
License fees	37,180	49,692	74,748	102,473
Total Expenses	$2,133,072	$2,717,867	$4,235,341	$5,591,838
Net Income (Loss)	$(72,961,484)	$19,928,292	$(32,658,947)	$260,223,463
Net Income (Loss) per limited partner share	$(4.10)	$0.70	$(2.20)	$12.72
Net Income (Loss) per weighted average limited partner share	$(5.12)	$1.16	$(2.37)	$14.13
Weighted average limited partner shares outstanding	14,258,047	17,166,460	13,757,857	18,421,955

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balances at beginning of period	$976,448,111	$1,422,594,017	$1,088,223,487	$1,567,345,541
Addition of 36,900,000, 26,000,000, 61,300,000 and 59,400,000 partnership shares, respectively	2,612,672,385	2,013,798,411	4,496,567,885	4,410,774,442
Redemption of (34,100,000), (28,200,000), (60,300,000) and (67,000,000) partnership shares, respectively	(2,386,338,058)	(2,196,340,534)	(4,422,311,471)	(4,978,363,260)
Net income (loss)	(72,961,484)	19,928,292	(32,658,947)	260,223,463

Balances at end of period	$1,129,820,954	$1,259,980,186	$1,129,820,954	$1,259,980,186
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(32,658,947)	$260,223,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	73,572,610	(50,188,240)
Change in unrealized (gain) loss on open swap contracts	8,917,320	318
(Increase) decrease in receivable from Due from Broker	174,764	—
(Increase) decrease in dividends receivable	1,553,841	57,524
(Increase) decrease in interest receivable	(874,728)	772,354
(Increase) decrease in prepaid insurance	(210,697)	(104,349)
(Increase) decrease in ETF transaction fees receivable	(2,000)	1,000
Increase (decrease) payable due to custody	(318,003)	—
Increase (decrease) in payable due to Broker	6,469,815	(16,866,100)
Increase (decrease) in General Partner management fees payable	(47,233)	(101,487)
Increase (decrease) in professional fees payable	(1,049,336)	(774,980)
Increase (decrease) in directors’ fees payable	3,004	150
Increase (decrease) in license fees payable	(10,047)	(10,139)
Net cash provided by (used in) operating activities	55,520,363	193,009,514

Cash Flows from Financing Activities:
Addition of partnership shares	4,541,838,177	4,468,819,514
Redemption of partnership shares	(4,341,733,901)	(4,962,437,502)
Net cash provided by (used in) financing activities	200,104,276	(493,617,988)

Net Increase (Decrease) in Cash and Cash Equivalents	255,624,639	(300,608,474)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,007,709,886	1,463,696,515
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,263,334,525	$1,163,088,041

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$946,356,232	$892,937,411
Equity in Trading Accounts:
Cash and cash equivalents	316,978,293	270,150,630
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,263,334,525	$1,163,088,041

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2025

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of June 30, 2025, USO held 13,845 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2025 and 2024, USO did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2025 and 2024, USO incurred $74,748 and $102,473, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,100,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Total commissions accrued to brokers	$781,386	$741,142
Total commissions as annualized percentage of average total net assets	0.16%	0.11%

The increase in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a higher number of crude oil futures contracts being held and traded.

For the six months ended June 30, 2025, and 2024, the monthly average volume of open future contract notional value was $764,159,519 and $1,044,305,660, respectively.

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

All of the futures contracts held by USO through June 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended March 31, 2022. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2025 and December 31, 2024, USO held investments in money market funds in the amounts of $352,450,000 and $727,450,000, respectively. USO also holds cash deposits with its custodian and FCMs. As of June 30, 2025 and December 31, 2024, USO held cash deposits in the amounts of $910,884,525 and $280,259,886 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2025, the monthly average volume of open future and swap contract notional value was $764,159,519 and $276,572,577 respectively. For the six months ended June 30, 2024, the monthly average volume of open future and swap contract notional value was $1,044,305,660 and $299,126,144, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$77.35	$78.93	$75.45	$66.91
Total income (loss)	(3.95)	0.86	(1.89)	13.02
Total expenses	(0.15)	(0.16)	(0.31)	(0.30)
Net increase (decrease) in net asset value	(4.10)	0.70	(2.20)	12.72
Net asset value, end of period	$73.25	$79.63	$73.25	$79.63

Total Return	(5.30)%	0.89%	(2.92)%	19.01%

Ratios to Average Net Assets
Total income (loss)	(7.12)%	1.70%	(2.83)%	19.33%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.41%	0.37%	0.40%	0.37%
Net income (loss)	(7.33)%	1.50%	(3.25)%	18.92%
#	Annualized.

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

The following table summarizes the valuation of USO’s securities at June 30, 2025 using the fair value hierarchy:

At June 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$352,450,000	$352,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(45,141,590)	(45,141,590)	—	—
OTC Commodity Swap Contracts	(8,919,388)	—	(8,919,388)	—

The following table summarizes the valuation of USO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$727,450,000	$727,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	28,431,020	28,431,020	—	—
OTC Commodity Swap Contracts	(2,068)	—	(2,068)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	June 30, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(45,141,590)	$28,431,020
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(8,919,388)	$(2,068)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2025		June 30, 2024
			Change in		Change in
	Location of Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives not	(Loss) on	(Loss) on	(Loss) on	(Loss) in	(Loss) on
Accounted for as	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$35,375,630	—	$137,561,190	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$(73,572,610)	—	$50,188,240

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(1,509,676)	—	$44,700,874	—

	Change in unrealized gain (loss) on open OTC commodity swap contracts	—	$(8,917,320)	—	$(318)

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

The following chart shows, for the period ending June 30, 2025, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USO Rolling 30-Day Average Difference
10.000%
8.000%
6.000%
4.000%
2.000%
0.000%
-2.000%
-4.000%
-6.000%
-8.000%
-10.000%
1-Apr-25
8-Apr-25
15-Apr-25
22-Apr-25
29-Apr-25
6-May-25
13-May-25
20-May-25
27-May-25
3-Jun-25
10-Jun-25
17-Jun-25
24-Jun-25

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on USO’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be required to reduce its aggregate position in Crude Oil Futures CL contracts back to the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2025, USO held 13,845 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the six months ended June 30, 2025, including when it held a maximum of 16,232 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the six months ended June 30, 2025, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2025. The price of the Benchmark Oil Futures Contract started the period at $71.72 per barrel. The high of the period was on January 15, 2025 when the price reached $78.84 per barrel. The low of the period was on May 5, 2025 when the price dropped to $57.05 per barrel. The period ended with the Benchmark Oil Futures Contract at $65.11 per barrel, a decrease of approximately (9.22)% over the period. USO’s per share NAV began the period at $75.45 and ended the period at $73.25 on June 30, 2025, an decrease of approximately (2.92)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2025 contracts and ended with the August 2025 contracts. The decrease of approximately (9.22)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the six months ended June 30, 2025, the crude oil futures market experienced states of mild contango. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of June 30, 2025, USO had 15,423,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of June 30, 2025, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six months	Six months
	ended	ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$1,005,224,202	$1,375,283,375
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$20,009,370	$33,157,315
Annualized yield based on average daily total net assets	4.01%	4.85%
Management fee	$2,242,447	$3,074,191
Total fees and other expenses excluding management fees	$1,992,894	$2,517,647
Total commissions accrued to brokers	$781,386	$741,142
Total commissions as annualized percentage of average total net assets	0.16%	0.11%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three months	Three months
	ended	ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$994,839,076	$1,332,495,576
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,932,544	$16,239,575
Annualized yield based on average daily total net assets	4.00%	4.90%
Management fee	$1,115,410	$1,490,738
Total fees and other expenses excluding management fees	$1,017,662	$1,227,129
Total commissions accrued to brokers	$435,102	$347,096
Total commissions as annualized percentage of average total net assets	0.18%	0.10%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.301%, while the average daily change in the per share NAV of USO over the same time period was 0.313%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to June 30, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.002%, while the average daily change in the per share NAV of USO over the same time period was (0.010)%. The average daily difference was (0.012)% (or (1.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended June 30, 2025. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended June 30, 2025.

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

For the six months ended June 30, 2025, the actual total return of USO as measured by changes in its per share NAV was (2.92)%. This is based on an initial per share NAV of $75.45 as of December 31, 2024 and an ending per share NAV as of June 30, 2025 of $73.25. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $71.59 as of June 30, 2025, for a total return over the relevant time period of (5.12)%. The difference between the actual per share NAV total return of USO of (2.92)% and the expected total return based on the Benchmark Oil Futures Contract of (5.12)% was a difference over the time period of 2.20%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tend to cause daily changes in the per share NAV of USO to track slightly higher or lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2024, the actual total return of USO as measured by changes in its per share NAV was 19.01%. This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $79.63. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $78.07 as of June 30, 2024, for a total return over the relevant time period of 16.68%. The difference between the actual per share NAV total return of USO of 19.01% and the expected total return based on the Benchmark Oil Futures Contract of 16.68% was a difference over the time period of 2.33%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tend to cause daily changes in the per share NAV of USO to track slightly higher or lower than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the second quarter of 2025 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.012% or 1.2 basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2025, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Crude Oil Market. During the six months ended June 30, 2025, the price of the front month WTI crude oil futures contract traded in a range between $57.13 to $80.04. Prices decreased (9.22)% from December 31, 2024 through June 30, 2025, finishing the quarter at $65.11.

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

In the second quarter of 2025, U.S. crude oil production averaged 13.4 mbd. U.S. production rose significantly over the last five years but is down year-to-date. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose during the six months ending June 30, 2025, but remained below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and has begun to do so after delaying and adjusting these plans several times. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing the potential for downward pressure on prices. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production is down from 2024 records. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil.  As negotiations with trading partners continue, final trade policy remains elusive and crude oil prices may be volatile as a result.

The current geopolitical situation adds complexity to the supply-demand equation. In June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Tensions in the Middle East and other regions remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between June 30, 2015 and June 30, 2025, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.141	0.979	0.428	0.182	0.101	0.351
US Gov’t Bonds (BEUSG4 Index)		1.000	0.156	(0.180)	(0.379)	(0.142)	(0.253)
Global Equities (FTSE World Index)			1.000	0.463	0.215	0.053	0.386
Unleaded Gasoline				1.000	0.621	0.014	0.747
Heating Oil					1.000	0.045	0.774
Natural Gas						1.000	0.016
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.178	0.958	(0.351)	0.266	0.056	0.172
US Gov’t Bonds (BEUSG4 Index)		1.000	0.301	(0.307)	(0.278)	0.099	(0.367)
Global Equities (FTSE World Index)			1.000	(0.417)	0.151	(0.067)	0.023
Unleaded Gasoline				1.000	0.545	(0.148)	0.726
Heating Oil					1.000	(0.120)	0.841
Natural Gas						1.000	0.076
Crude Oil							1.000

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the six months ended June 30, 2025, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2025, USO did not use other assets to pay expenses. To the extent income exceeded expenses, USO’s NAV will be positively impacted.

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

As of June 30, 2025, USO held cash deposits and short-term investments in the amount of $1,263,334,525 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2025, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of June 30, 2025, USO’s portfolio held 13,845 Oil Futures Contracts traded on the NYMEX. As of June 30, 2025, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the six-month reporting period ended June 30, 2025, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 603 baskets (comprising 60,300,000 shares) during the second quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/25 to 4/30/25	12,000,000	$67.84
5/1/25 to 5/31/25	11,900,000	$66.63
6/1/25 to 6/30/25	10,200,000	$76.42
Total	34,100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 8, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2025