Form 10-K
period 2025-12-31
United States Oil Fund, LP
filed 2026-02-27
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $1,226,307,166

The registrant had 14,823,603 outstanding shares as of February 23, 2026.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”) and the USCF Oil Plus and Bitcoin Strategy Fund (“WTIB”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO disclosed its parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selection investments and the type of investments to be held in its portfolio.

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

Each month over a five-day period, USO changes the Benchmark Oil Futures Contract, which at the beginning of the month is the futures contract on light, sweet crude oil as traded on the NYMEX that is the near or front month to expire (referred to herein as the first month), into the NYMEX futures contract that is the next month contract to expire (referred to herein as the second month). The Benchmark Oil Futures Contract remains the futures contract on light, sweet crude oil as traded on the NYMEX for the first month before the roll period. During the roll period, the Benchmark Oil Futures Contract will proportionately change each day of the roll to the futures contract on light, sweet crude oil as traded on the NYMEX for the second month, until the roll is completed. On each day over a five-day period, USCF “rolls” USO’s positions in Oil Interests by closing, or selling, a percentage of USO’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflected the change in the Benchmark Oil Futures Contract. USO rolls its positions in Oil Futures Contracts in the first month prior to the end of the month to avoid such contracts’ expiration and having to take delivery of the underlying commodity.

Typically, on each day during the five-day roll period, USO intends to rebalance approximately 20% of the announced percentage of the notional value of its nearest month instrument and other specified instruments (which could be 100% of such notional value of such interests) and reinvest the proceeds in the remaining current portfolio holdings as well as further-dated contracts and any new specified portfolio holdings. In addition, USO may need to adjust the roll/rebalance in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), or other factors that impact the ability of USO to make its investments and achievement its investment objective.

USO will roll its positions during the first 5 trading days of each subsequent month. The anticipated dates that the monthly roll period will commence are posted on USO’s website at www.uscfinvestments.com, and are subject to change without notice.

Prior to January 1 2026, USO rolled its positions over a ten-day period instead of a five-day period. The change from a ten-day roll period to a five-day roll period did not change USO’s benchmark or its investment objective.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures Europe maintains the same accountability levels, position limits and monitoring authority for its future contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, USO could be ordered to reduce its net futures contracts back to the accountability level. As of December 31, 2025, USO held 13,180 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2025, including when it held a maximum of 16,767 Crude Oil Futures CL contracts, on the NYMEX, exceeding the “any one” month limit.

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

For the year ended December 31, 2025, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, additional or different risk mitigation measures taken by USO’s FCM with respect to USO has invested and acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

RBC Capital is subject to complex legal and regulatory requirements that continue to evolve. It is and has been subject to a variety of legal proceedings including arbitrations, class actions and other civil litigations, as well as to other regulatory examinations, reviews, investigations (both formal and informal), audits and requests for information by various governmental regulatory agencies and self-regulatory organizations in various jurisdictions. Some of these matters may involve novel legal theories and interpretations and claims for very substantial or indeterminable damages, and some could result in the imposition of substantial civil damages (including punitive damages), regulatory enforcement penalties, fines, injunctions or other relief. In its discretion RBC Capital may choose to resolve claims, litigations or similar matters at any time. Based on the facts as currently known, it is not possible to predict the ultimate outcome of such proceedings or the timing of their resolution.

The following is a description of RBC Capital’s significant legal proceedings.

LIBOR litigation

Royal Bank of Canada (“RBC”), RBC Capital’s ultimate parent, and several U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital was named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On December 30, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming in part and reversing in part certain district court rulings that had dismissed a substantial portion of the consolidated class action on jurisdictional grounds and lack of standing. The Second Circuit remanded the matter to the district court for further proceedings consistent with its decision.

On July 21, 2023, RBC and several other defendants executed a settlement agreement resolving the LIBOR class action brought on behalf of certain plaintiffs that purchased U.S. dollar LIBOR-based instruments. RBC and the other defendants agreed to a $101 million settlement amount. On December 12, 2023, the settlement agreement was granted final court approval.

In 2024, RBC and several other defendants executed settlement agreements resolving the two remaining LIBOR putative class actions in which RBC was a defendant. These class actions were brought on behalf of certain plaintiffs who transacted in Eurodollar futures contracts and/or related options on exchanges (the Exchange Action), and certain plaintiffs who originated or purchased LIBOR-linked loans (the Lender Action). RBC and the other defendants agreed to a $3.45 million settlement amount in the Exchange Act and a $1.91 million settlement amount in the Lender Action. The settlements in both the Exchange Action and Lender Action were granted final court approval on September 5, 2024 and October 17, 2024, respectively.

RBC remains a defendant in certain LIBOR-related individual actions.

Royal Bank of Canada Trust Company (Bahamas) Limited Proceedings

On April 13, 2015, a French investigating judge notified the RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), of the issuance of an ordonnance de renvoi referring RBC Bahamas and other unrelated persons to the French tribunal correctionnel to face the charge of complicity in estate tax fraud relating to actions taken relating to a trust for which RBC Bahamas serves as trustee. RBC Bahamas contested the charge in the French court. On January 12, 2017, the French court acquitted all parties including RBC Bahamas and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals were appealed and on January 6, 2021 the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal and sent the case back to the French Court of Appeal for rehearing.

On March 5, 2024, the Court of Appeal rendered a judgment of conviction (the Conviction) against RBC Bahamas and the other parties. RBC Bahamas was ordered by the Court of Appeal to pay a fine in connection with the Conviction. In addition, the Court of Appeal ordered that certain of those convicted of complicity in the matter, including RBC Bahamas, are jointly liable for the allegedly unpaid inheritance taxes owing, plus penalties and interest (such aggregate amount will be determined in a separate proceeding before the tax courts, the timing of which is to be determined). RBC Bahamas believes that its actions did not violate French law, and has appealed the Conviction to the French Supreme Court. Under French law, upon the filing of an appeal by RBC Bahamas, the Conviction, as well as its effects (fine and joint liability) were stayed pending the outcome of the appeal.

In 2016, RBC was granted an exemption by the U.S. Department of Labor that allows RBC and its current and future affiliates, including RBC Capital, to continue to qualify for the Qualified Professional Asset Manager (QPAM) exemption under the Employee Retirement Income Security Act despite any potential conviction of RBC Bahamas in the French proceeding, for a temporary one year period from the date of conviction. RBC Capital relies on the QPAM exemption in its ability to manage pension and retirement funds. On December 11, 2023, the U.S. Department of Labor published a technical correction to the prior one-year exemption reflecting the fact that the then-pending Court of Appeal’s decision will be rendered by an appellate court, and not the district court. As a result of the Conviction, the temporary one-year period commenced on March 5, 2024. RBC has sought longer term relief from the Department of Labor.

RBC Bahamas continues to review the trustee’s and the trust’s legal obligations, including the liabilities and potential liabilities under applicable tax and other laws.

SEC investigation

In October 2022, RBC Capital received a request for information and documents from the United States Securities and Exchange Commission (SEC) concerning compliance with records preservation requirements relating to business communications exchanged on personal devices and other electronic channels that have not been approved by RBC Capital. In August 2024, the SEC entered into a settlement with RBC Capital. RBC agreed to a $45 million settlement amount. On February 7, 2025, RBC Capital sought to modify the settlement order. The SEC denied the request to modify on April 15, 2025.

FINRA disciplinary action

In a FINRA investigation, FINRA found that between 2010 and 2019, RBC Capital sent trade confirmations to customers for fixed income transactions that contained inaccurate information which stemmed from errors in RBC Capital’s electronic systems. FINRA also found that RBC Capital failed to send SEC-required trade confirmations for certain dividend reinvestment program transactions between 2006 and 2023. On April 29, 2024, FINRA entered into a settlement with RBC Capital. RBC Capital agreed to pay a $375,000 fine and $393,833.50 in restitution to customers.

U.K. government bonds litigation

In June 2023, RBC Europe Limited and the RBC Capital, among other financial institutions, were named as defendants in a putative class action filed in the U.S. by plaintiffs alleging anti-competitive conduct, between 2009 and 2013, in the U.K. government bonds market. In September 2023, the defendants filed a motion to dismiss the complaint which motion was granted, without prejudice, in September 2024. Subsequently, on October 31, 2024, RBC Europe Limited, RBC Capital and certain of the other defendants executed an agreement to dismiss the action, with prejudice, against those defendants. The settlement agreement remains subject to court approval.

SEC retirement plan investigation

In an order issued on April 24, 2020, the SEC found that RBC Capital failed to disclose potential conflicts of interest to certain retail retirement account and charitable organization brokerage customers between 2012 and 2017. RBC Capital agreed to a settlement and was ordered to pay a disgorgement of $2,607,676 with prejudgment interest of $631,331 and a civil penalty of $650,000.

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

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against MCM or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217 8

In a private litigation, plaintiffs alleged, among other things, that MCM made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by MCM in its capacity as a futures commission merchant. The plaintiffs alleged claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission. On June 30, 2021, MCM received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of MCM. Judgment was entered in favor of MCM in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, MCM received an Opinion and Order in which the judge awarded MCM $1,402,234.32 in attorneys’ fees and costs.

JAMS Arbitration

In a JAMS Arbitration, claimants sought monetary damages relating to trading losses in claimants’ futures trading accounts carried by MCM (the “Accounts”). The Accounts were traded pursuant to a power of attorney granted by the claimants to a registered commodity trading advisor. Claimants sought compensatory damages, punitive damages, disgorgement of commissions and margin interest, and forgiveness of margin debt plus interest, costs and attorneys’ fees. On September 23, 2021, the claimants and MCM settled the matter.

FINRA Arbitration

In a FINRA Arbitration, claimants sought monetary damages relating to trading losses in claimants’ equity trading account carried by MCM (the “Account”). The Account was a portfolio margin account, and the claimants alleged losses relating to the risk parameters and margin applied to the Account. Claimants sought compensatory damage plus interest, costs and attorneys’ fees. On June 22, 2023, the panel dismissed claimants’ claims in their entirety. On September 20, 2023, claimants filed a Petition to Vacate Arbitration Award in the Supreme Court of the State of New York, County of New York. On November 15, 2023, MCM filed its Memorandum of Law in Opposition to the Petition to Vacate the Arbitration Award and a Cross-Motion to Confirm the Award and recover Attorneys’ Fees and Costs. On April 22, 2024, the claimants’ Petition to Vacate the Arbitration Award was denied.

Cook County Litigation

In a private litigation, a plaintiff sought monetary damages relating to allegations of breach of contract and violation of the Illinois Wage Payment and Collections Act. The plaintiff sought damages plus interest, costs and attorneys’ fees. The plaintiff and MCM settled the matter and, on September 29, 2023, an Agreed Order of Dismissal with Prejudice was filed.

Adversary Complaint

In an adversary complaint, certain debtors seek to enforce the terms of a pledge agreement of a third-party and to recover collateral that is allegedly the property of debtors (the “Pledged Assets”). MCM previously had custody of the Pledged Assets. On January 4, 2023, the government provided instructions for the transfer of the Pledged Assets to a government-controlled account. The complaint does not allege that MCM engaged in any wrongdoing or any wrongful misconduct. MCM is simply alleged to have been the custodian of the Pledged Assets subject to the debtors’ purported claims. On January 5, 2023, MCM filed a Response and Limited Objection to debtors’ Turnover Motion. The debtors’ Turnover Motion was denied by the Court on January 9, 2023. On April 25, 2023, BlockFi and MCM entered into a stipulation pursuant to which the adversary proceeding is stayed. BlockFi is permitted to file an amended adversary complaint, but the proceeding otherwise will remain stayed and MCM is not required to respond.

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, a plaintiff alleges that MCM and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. On May 2, 2024, the Court granted the motion and dismissed six of the eight counts, but permitted Plaintiff to amend its complaint. Plaintiff indicated that it does not intend to amend the complaint. The matter remains pending and the parties are currently exchanging in discovery.

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

MFUSA’s primary address is 660 Fifth Avenue, New York, NY 10103. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

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

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in E-Mini Dow, Corn, Kansas City Hard Winter Wheat, Chicago Soft Winter Wheat, Soybean, and Soybean Meal futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CBOT Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and COMEX 20-1401-BC ($175,000 of which is allocated to CBOT).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Commodity Exchange Business Conduct Committee (“Panel”) found that from at least December 2016 through December 2017, ADMIS failed to diligently supervise its own employees and agents in their handling of accounts carried by ADMIS. Specifically, ADMIS employees and agents failed to detect numerous instances wherein an ADMIS broker successfully requested account changes and trade transfers between customer accounts in Copper futures markets, often without the knowledge or permission of the account owner. The broker requested these changes to transfer losing trades from a customer’s personal account to a corporate account the customer shared ownership of and the broker controlled. Additionally, the Panel found that ADMIS failed to timely implement policies and procedures to effectively monitor, detect, and assess account change and transfer requests. The Panel therefore concluded that ADMIS violated COMEX Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and CBOT 20-1401-BC ($100,000 of which is allocated to COMEX).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Mercantile Exchange Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in Live Cattle, Feeder Cattle, Lean Hog, E-Mini S&P 500, and E-Mini NASDAQ futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CME Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CBOT and COMEX 20-1401-BC ($175,000 of which is allocated to CME).

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

On May 19, 2021, the SEC charged BTIG, LLC with repeatedly violating the order-marking and locate provisions of SEC Regulation SHO, which regulates the short-selling of securities. According to the SEC’s complaint, from December 2016 through July 2017, BTIG, LLC violated Rule 200(g) of Regulation SHO when it mismarked more than 90 sale orders from a hedge fund customer - representing total sales of more than $250 million - as “long” and “short exempt” when those orders should have been marked as “short”. The SEC’s complaint, filed in the U.S. District Court for the Southern District of New York, charges BTIG, LLC with violating Rules 200(g) and 203(b)(1) of Regulation SHO. On May 2, 2022, the court entered judgment by consent against BTIG, LLC, permanently enjoining BTIG, LLC from violating Rules 200(g) and 203(b)(1) of Regulation SHO. The court also ordered BTIG, LLC to pay disgorgement of $315,048, prejudgment interest of $64,258, and a penalty of $315,048.

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

In the normal course of its business, Macquarie Bank Limited is involved in various legal actions incidental to its business. None of these actions are expected either individually or in aggregate to have a material adverse impact on Macquarie Bank Limited. As a result, certain of Macquarie Bank Limited’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with Macquarie Bank Limited with respect to issues raised in various investigations. Listed below are the material administrative, civil or criminal actions against Macquarie Bank Limited within the past five years.

In an order issued on April 19, 2024, the Federal Court of Australia found that between May 2016 and January 2020, Macquarie Bank Limited failed to have effective controls to prevent and detect unauthorized fee transactions conducted by third parties, such as financial advisers, on customer cash management accounts using Macquarie Bank Limited’s bulk transacting facility. As a result, independent financial advisors fraudulently misappropriated client funds through Macquarie Bank Limited cash management account. The court ordered Macquarie Bank Limited to pay a penalty of $10 million.

On August 26, 2024, following an investigation by the Australian Securities and Investments Commission (“ASIC”), ASIC found that Macquarie Bank Limited failed to prevent suspicious orders from being placed on the electricity futures market. According to the order, Macquarie Bank Limited should have suspected that 50 orders were with the intention to create a false or misleading appearance in the market because the orders each placed within the last minute of market close, impacting the daily settlement price. Macquarie Bank Limited was ordered to pay a penalty of $4,995,000. In May 2025, ASIC imposed additional conditions on Macquarie Bank Limited’s Australian financial services license for further failures in supervision, compliance oversight, and control management. The additional license conditions require Macquarie Bank Limited to prepare a remediation plan to address issues in its futures dealing business and OTC derivatives trade reporting functions, appoint an independent expert to review the remediation plan, and have the independent expert assess the operational effectiveness of Macquarie Bank Limited’ remediation activities.

Macquarie Bank Limited’s principal address is 1 Elizabeth Street, Sydney, NSW 2000, Australia. Macquarie Bank Limited is registered with the CFTC as a swap dealer. As of the date hereof, Macquarie Bank Limited has no material litigation to disclose as that term is defined under the CEA and regulations promulgated thereunder.

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

Société Générale S.A., along with other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with its involvement in the London Gold Market Fixing. The action is brought on behalf of persons or entities that sold physical gold, sold gold futures contracts traded on the Chicago Mercantile Exchange, sold shares in gold exchange-traded funds, sold gold call options traded on Chicago Mercantile Exchange, bought gold put options traded on Chicago Mercantile Exchange, sold OTC gold spot or forward contracts or gold call options, or bought OTC gold put options. Société Générale S.A., along with three other defendants, has reached a settlement to resolve this action for USD 50 million. By order dated 13 January 2022, the Court granted preliminary approval of the settlement. The Court entered a final judgment approving the settlement on 8 August 2022. Although Société Générale S.A.’s share of the settlement is not public, it was not material from a financial perspective. Société Générale S.A., along with other financial institutions, is also named as a defendant in two putative class actions in Canada (in the Ontario Superior Court in Toronto and Quebec Superior Court in Quebec City) involving similar claims. Société Générale S.A. is defending the claims.

On August 8, 2023, the CFTC filed and settled charges against swap dealer and FCM affiliates of Société Générale S.A. and SGAS, along with other financial institutions, for failing to maintain, preserve, or produce records that were required to be kept under CFTC recordkeeping requirements, and failing to diligently supervise matters related to their businesses as CFTC registrants. Société Générale S.A. and SGAS agreed to a $75,000,000 civil monetary penalty, to cease and desist from further violations as charged. Société Générale S.A. and SGAS also agreed to comply with certain conditions and remedial undertakings, including conducting a comprehensive review of policies, providing training related to the preservation of electronic communications, continuing remediation efforts, and periodically updating the CFTC on its remediation efforts and compliance.

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

On May 11, 2023 the CFTC issued an order simultaneously filing and settling charges against The Bank of Nova Scotia and its affiliate, Scotia Capital USA Inc. (a futures commission merchant). The order charged The Bank of Nova Scotia and Scotia Capital USA Inc. with failing to maintain, preserve, or produce records that were required to be kept under CFTC recordkeeping requirements and failing to diligently supervise matters related to their businesses as CFTC registrants. Pursuant to the CFTC’s order, the charges are attributable to the use of unapproved communication methods, including messages sent via personal text and WhatsApp by The Bank of Nova Scotia and Scotia Capital USA Inc. personnel. The Bank of Nova Scotia and Scotia Capital USA Inc. agreed to pay a $15 million penalty to settle the charges with the CFTC. The Securities and Exchange Commission issued a parallel order on May 11, 2023 against Scotia Capital USA Inc. for the failure to maintain and preserve electronic communications, also attributable to the use of unapproved communication methods. Scotia Capital USA Inc. agreed to pay a $7.5 million penalty to settle the charges with the SEC.

On August 19, 2020, the CFTC filed and settled charges against The Bank of Nova Scotia for swap dealer compliance failures, failing to supervise its swap dealer activities diligently, and making false or misleading statements to CFTC staff during the course of that agency’s enforcement investigation. The order found that, at various times between December 31, 2012 and August 19, 2020 The Bank of Nova Scotia failed to comply with swap dealer business conduct standards requirements for pre-trade mid-market marks by providing counterparties with marks that were inaccurate, untimely, or both, or failing to provide marks entirely. The order also found that The Bank of Nova Scotia’s counterparty onboarding process, pre-trade mid-market marks and audio recordkeeping, and chief compliance officer failed to comply with the Commodity Exchange Act and CFTC regulations and that The Bank of Nova Scotia failed to supervise its swap dealer activities diligently. To settle the charges with the CFTC The Bank of Nova Scotia agreed to pay a $50 million penalty, remediate the compliance failures, and retain an outside monitor for three years. In April 2024 the CFTC issued an addendum to its order to extend the period within which The Bank of Nova Scotia must have a monitor in place by six months.

On August 19, 2020, the CFTC filed and settled charges against The Bank of Nova Scotia for several of its traders’ placement of orders to buy or sell certain gold and silver futures contracts traded on the Commodity Exchange Inc. with the intent to cancel those orders before execution (i.e., “spoofing”). The Bank of Nova Scotia had previously been fined $800,000 in a 2018 CFTC order for spoofing in the gold and silver futures markets but, according to the August 19, 2020 order, the 2018 order did not take into account the full scope of the spoofing behavior due to statements made The Bank of Nova Scotia in connection with the 2018 order that that were later proven to be false (the August 19, 2020 order alleges that the false statements were in part due to incomplete and inconsistent recordkeeping). Accordingly, the August 19, 2020 order was intended to address the broader scope of spoofing behavior. To settle the charges with the CFTC, The Bank of Nova Scotia agreed to pay a $42 million penalty, disgorgement of $11,828,912, and restitution in the amount of $6,622,190. In a parallel action, the United States Department of Justice announced entry of a Deferred Prosecution Agreement with The Bank of Nova Scotia, deferring criminal prosecution on charges of attempted price manipulation and wire fraud. Under the Agreement, The Bank of Nova Scotia agreed to, among other things, pay $60.4 million in criminal fines, forfeiture, and restitution. The CFTC’s order provided for offsets for certain payments made pursuant to the related Department of Justice criminal action.

In May 2021, The Bank of Nova Scotia was named as a defendant in a putative class action that was brought on behalf of individual plaintiffs who transacted in certain gold and silver futures contracts during the period that The Bank of Nova Scotia was found to have been spoofing in the relevant gold and silver futures markets. The Bank of Nova Scotia agreed to pay a $6,600,000 settlement amount. The settlement was granted final court approval on January 1, 2024.

On August 19, 2020, the CFTC filed and settled charges against The Bank of Nova Scotia for violating sections 6(c)(2) and 9(a)(4) of the Commodity Exchange Act for the misrepresentations and omissions made to the CFTC, the Commodity Exchange, Inc. and the National Futures Association between April 2016 and October 2017 in connection with spoofing in the precious metals markets, which was the subject of the concurrent August 19, 2020 order described in the immediately preceding paragraph. The Bank of Nova Scotia agreed to pay a $17 million penalty to settle the charges with the CFTC.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of USO’s shares relates directly to the value of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.
●	An investment in USO may provide little or no diversification benefits. Thus, in a declining market, USO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USO while incurring losses with respect to other asset classes.
●	Price volatility may possibly cause the total loss of your investment.
●	Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of USO’s investments or assets which, in turn, could cause the loss of your investment in USO.
●	Historical performance of USO and the Benchmark Oil Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in USO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Oil Futures Contract.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	An investment in USO is not a proxy for investing in the oil markets, and the daily percentage changes in the price of the Benchmark Oil Futures Contract, or the NAV of USO, may not correlate with daily percentage changes in the spot price of light, sweet crude oil.
●	Natural forces in the oil futures market known as “backwardation” and “contango” may increase USO’s tracking error and/or negatively impact total return.

●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Oil Futures Contract.
●	Risk mitigation measures imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which means that the changes in the price of USO’s shares could substantially vary from changes in the price of the Benchmark Oil Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.
●	USO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.
●	If USO is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on USO is uncertain.
●	USO will be subject to credit risk with respect to counterparties to OTC contracts entered into by USO.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Fees and Compensation Arrangements between USO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USO
RBC Capital, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	USO pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USO is responsible for its pro rata share of the assets held by USO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by USO from Inception through December 31, 2025 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$160,247,495
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$47,495,629
Other Amounts Paid or Accrued(5):	$59,994,897
Total Expenses Paid or Accrued:	$267,738,021
(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USO from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.44% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(6):	0.16% annualized
Total Expenses Paid or Accrued:	0.74% annualized
(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $2,071,000 for the fiscal year ended December 31, 2025. In addition, USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2025 were approximately $754,349 for USO and the Related Public Funds. USO’s portion of such fees and expenses for the year ended December 31, 2025 was $338,042.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of USO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to USO for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Effective January 1, 2026 the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was reduced from $1,000 per order to $350 per order.The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with USO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USO or USCF, and no such person will have any obligation or responsibility to USO or USCF to affect any sale or resale of shares. As of December 31, 2025, 13 Authorized Participants had entered into agreements with USCF on behalf of USO. During the year ended December 31, 2025, USO issued 912 Creation Baskets and redeemed (928) Redemption Baskets.

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

Creation and Redemption Transaction Fee

To compensate USO for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to USO of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. Effective January 1, 2026 the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was reduced from $1,000 per order to $350 per order. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES OIL FUND (U.S. Reg. No. 3240929) for “Investment services in the field of oil futures contracts and other oil interests,” in use since April 30, 2006, and USO UNITED STATES OIL FUND, LP (and Flame Design) (U.S. Reg. No. 4440928) for “Financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

Investment Risk

The NAV of USO’s shares relates directly to the daily changes in the price of the Benchmark Oil Futures Contracts and other assets held by USO and fluctuations in the prices of these assets could materially adversely affect an investment in USO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in USO could be lost.

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

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and, therefore, may have an adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the Russia-Ukraine war) pandemics (e.g., the COVID-19 pandemic), government austerity programs, trade wars between nations, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the Russia-Ukraine war), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, any of which can adversely affect crude oil and other energy trade flows by limiting or disrupting trade between countries or regions. World crude oil supplies can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the crude oil industry to find, produce, and transport crude oil, which in turn may affect the supply of and demand for crude oil. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil.

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

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in USO’s shares for hedging purposes includes the following risks:

●	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Oil Futures Contracts.
●	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price light, sweet crude oil.

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

USO’s Benchmark Oil Futures Contract is the near month contract to expire until the near month contract approaches expiration when, over a five-day period beginning on the first business day of each month, the Benchmark Oil Futures Contract transitions to the next month contract to expire and remains that contract until the next roll period. Between roll periods, the near month contract expires and the next near month contract becomes the near month. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in light, sweet crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to decline as it approaches expiration.

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

Risk mitigation measures that could be imposed by USO’s FCMs have the potential to cause tracking error by limiting USO’s investments, including its ability to fully invest in the Benchmark Oil Futures Contract and other Oil Futures Contracts, which means that the changes in the price of USO’s shares could substantially vary from changes in the price of the Benchmark Oil Futures Contract.

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

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of USO’s FCMs could limit USO’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Oil Futures Contracts and other Oil Futures Contracts. If this were the case, USO may invest in other permitted investments, including Other Oil-Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair USO’s ability to meet its investment objective.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or non-U.S.income tax, on their allocable share of USO’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by USO in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of USO’s income, gain, deduction, loss, or credit may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, may subject an investor to tax on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and USO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by USO in allocating those items, with potential adverse consequences for an investor.

USO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by USO of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require USO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

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

USO has received an opinion of counsel that, under current U.S. federal income tax laws, USO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income (“qualifying income”); (ii) USO is organized and operated in accordance with its governing agreements and applicable law; and (iii) USO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that USO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that USO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, USO would be subject to U.S. federal income tax imposed at the applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to USO shares, if USO were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to USO shares would be taxable to shareholders as dividend income to the extent of USO’s current and accumulated earnings and profits. Taxation of USO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USO has a more complex tax treatment than traditional mutual funds.

USO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by USO on its income. Instead, USO will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065), as applicable, and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of USO.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USO does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in USO. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and non-U.S.tax returns.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on USO or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to USO and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of USO.

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

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USO may experience significant delays in obtaining recovery in a bankruptcy or other reorganization proceeding. USO may obtain only limited recovery or may obtain no recovery in such circumstances.

USO mitigates these risks by typically entering into transactions only with major global financial institutions.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as USO) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to USO’s counterparties located in those jurisdictions. These requirements could adversely affect USO’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if USO’s counterparty and/or its affiliates is subject to resolution or insolvency proceedings.

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

Regulatory changes or actions, including the implementation of new legislation are impossible to predict but may significantly and adversely affect USO.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on USO is impossible to predict, but it could be substantial and adverse. In addition, the CFTC SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on USO, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

USO invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of USO’s trades may take place on markets and exchanges outside the United States. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, USO is subject to the risk of adverse exchange-rate movements between the U.S. dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

For example, USO suspended purchases of Creation Baskets in April 2020 as a result of the exhaustion of available SEC registered shares that could be issued by USO due to unexpected demand during the aforementioned market volatility arising from the COVID-19 pandemic, related supply chain disruptions, war and disputes among oil-producing countries. This resulted in the market price of USO shares on April 21, 2020 trading at 36% higher than USO’s reported end-of-day per share NAV. The high premium that occurred in the Spring of 2020 was short-lived and fell almost immediately, notwithstanding the suspension of sales of Creation Baskets. On April 22, 2020, the market price of USO shares fell to a level of 8.66% above the per share NAV, and, from April 23, 2020, continued its decline to 1.45% on May 1, 2020. For the period beginning May 1, 2020 and ending May 29, 2020 the premium averaged 2.25%, and for the period from beginning June 30, 2020 through December 31, 2020, the premium averaged -0.14%. Investors should be aware that high premiums such as those that occurred in April 2020 can be transitory. Any potential premium or impact to the market in shares of USO that could occur from the Authorized Participants’ inability to purchase new Creation Baskets would likely not extend beyond the time when USO resumes selling Creation Baskets.

USO may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit or suspend its offers of Creation Baskets.

USO may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing USO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants) that limit USO and other market participants from investing in particular crude oil futures contracts, USO’s management may determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

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

Interest rate risk is the risk that fixed income securities and other investments in USO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and USO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, USO may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by USO will decline in value. When interest rates fall, USO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasuries or money market security at a lower interest rate.

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

Competing claims of intellectual property rights may adversely affect USO and an investment in USO’s shares.

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect USO. Additionally, as a result of such action, USO could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of USO.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, USO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USO, a natural catastrophe, an industrial accident, failure of USO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber - attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of USO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of USO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect USO’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing USO. Reports may include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to USO.

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

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.

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

As of December 31, 2025, USO had approximately 169,200 holders of shares.

Dividends

USO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 150 baskets (comprising 15,000,000 shares) and 928 baskets (comprising 92,800,000 shares) for the three and twelve months ended December 31, 2025, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/25 to 10/31/25	5,300,000	$71.03
11/1/25 to 11/30/25	3,000,000	71.24
12/1/25 to 12/31/25	6,700,000	69.03
Total	15,000,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USO included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, USO’s operations, USCF’s plans and references to USO’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, USO’s operations or the value of its shares.

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

Introduction

USO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX that is the near month contract to expire and changes, over a five-day period, into the NYMEX futures contract that is the next month to expire (the “Benchmark Oil Futures Contract”), plus interest earned on USO’s collateral holdings, less USO’s expenses. The change from the near month contract to the next month contract occurs at the beginning of each month and will be approximately proportional, relative to total net assets, over each day of the five-day roll period. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. USO seeks to achieve its investment objective by investing so that the average daily percentage change in USO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period. As a result, investors should be aware that USO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Oil Futures Contract provided that the average daily percentage change in USO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

USO invests primarily in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil - related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and OTC swaps that are based on the price of oil, other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). For convenience and unless otherwise specified, Oil Futures Contracts and Other Oil-Related Investments collectively are referred to as “Oil Interests” in this annual report on Form 10-K.

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

The following chart shows, for the period ending December 31, 2025, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on USO’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be required to reduce its aggregate position in Crude Oil Futures CL contracts back to the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2025, USO held 13,180 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the year ended December 31, 2025, including when it held a maximum of 16,767 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any one” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the year ended December 31, 2025, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2025. The price of the Benchmark Oil Futures Contract started the year at $71.72 per barrel. The high of the year was on January 15, 2025 when the price reached $78.84 per barrel. The low for the year was on December 16, 2025, which was $55.13 per barrel. The year ended with the Benchmark Oil Futures Contract at $57.42 per barrel, a decrease of approximately (19.94)% over the year. USO’s per share NAV began the year at $75.45 and ended the year at $69.10 on December 31, 2025, a decrease of approximately (8.42)% over the year. The Benchmark Oil Futures Contract prices listed above began with the February 2025 contracts and ended with the February 2026 contracts. The decrease of approximately (19.94)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the year ended December 31, 2025, the crude oil futures market experienced states of mild contango. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of December 31, 2025, USO had 12,823,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of December 31, 2025, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Per share net asset value, end of year	$69.10	$75.45
Average daily total net assets	$979,962,153	$1,317,318,881
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$38,440,265	$62,865,288
Annualized yield based on average daily total net assets	3.92%	4.77%
Management fee	$4,409,002	$5,922,838
Total fees and other expenses excluding management fees	$4,047,093	$4,875,233
Total commissions accrued to brokers	$1,491,084	$1,528,286
Total commissions as annualized percentage of average total net assets	0.15%	0.12%

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

The decrease in the per share NAV for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to lower prices for WTI crude oil and the related decrease in the value of the Oil Futures Contracts in which USO held and traded.

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.115%, while the average daily change in the per share NAV of USO over the same time period was (0.104)%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to December 31, 2025, the average daily change in the Benchmark Oil Futures Contract was 0.001%, while the average daily change in the per share NAV of USO over the same time period was (0.010)%. The average daily difference was (0.011)% (or (1.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended December 31, 2025. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of USO as measured by changes in its per share NAV was (8.42)%. This is based on an initial per share NAV of $75.45 as of December 31, 2024 and an ending per share NAV as of December 31, 2025 of $69.10. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $67.49 as of December 31, 2025, for a total return over the relevant time period of (10.55)% The difference between the actual per share NAV total return of USO of (8.42)% and the expected total return based on the Benchmark Oil Futures Contract of (10.55)% was a difference over the time period of 2.13%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the year ended December 31, 2024, the actual total return of USO as measured by changes in its per share NAV was 12.76%. This is based on an initial per share NAV of $66.91 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $75.45. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $71.25 as of December 31, 2024, for a total return over the relevant time period of 6.47%. The difference between the actual per share NAV total return of USO of 12.76% and the expected total return based on the Benchmark Oil Futures Contract of 6.47% was a difference over the time period of 6.29%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Futures contract tended to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the fourth quarter of 2025 the rolling 30 day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was (0.01)% or (1.0) basis points).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2025, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

Crude Oil Market. During the year ended December 31, 2025, the price of the front month WTI crude oil futures contract traded in a range between $55.27 to $80.04. Prices decreased (19.94)% from December 31, 2024 through December 31, 2025, finishing the year at $57.42.

In 2025, growing supplies weighed on crude oil prices. Supply exceeded demand throughout the year and the gap between output and consumption widened significantly from 0.6 mbd excess supply at the end of 2024 to 2.8 mbd by the end of 2025. U.S. crude oil production averaged 13.5 mbd. U.S. production rose significantly over the last five years. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose from approximately 27.5 mbd to 29.0 mbd during 2025, but remained below pre- and post-pandemic highs. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and began to do so after delaying and adjusting these plans several times. While OPEC steadily increased output several times in 2025, it has also reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production, and its actions have and will continue to make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy. Other Trump administration policies have introduced uncertainty into crude oil markets, including on-and-off tariffs and tariff threats.

The overall impact of the administration’s actions could increase the risk of a global economic slowdown or recession, which would reduce demand for crude oil.

Geopolitics continue to add complexity to the supply-demand equation. Tensions and flare ups supported prices and contributed to price volatility through 2025. As an example, in June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have had a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Starting off 2026, the U.S.’s latest posturing against Iran and its actions in Venezuela, as well as ongoing conflicts in Ukraine and the Middle East continue to raise uncertainty about future supply. Ongoing global tensions, with existing and potential conflicts in various regions, remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between December 31, 2015 and December 31, 2025, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.155	0.978	0.417	0.188	0.110	0.358
US Gov’t Bonds (BEUSG4 Index)		1.000	0.174	(0.173)	(0.381)	(0.123)	(0.253)
Global Equities (FTSE World Index)			1.000	0.446	0.215	0.057	0.389
Unleaded Gasoline				1.000	0.619	0.006	0.747
Heating Oil					1.000	0.050	0.763
Natural Gas						1.000	0.003
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.019	0.975	(0.286)	0.412	(0.102)	0.209
US Gov’t Bonds (BEUSG4 Index)		1.000	0.088	(0.196)	(0.114)	0.265	(0.457)
Global Equities (FTSE World Index)			1.000	(0.375)	0.295	(0.219)	0.053
Unleaded Gasoline				1.000	0.434	0.193	0.628
Heating Oil					1.000	0.201	0.733
Natural Gas						1.000	0.151
Crude Oil							1.000

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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in USO’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the year ended December 31, 2025, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2025, USO did not use other assets to pay expenses. To the extent income exceed expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2025, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of December 31, 2025, USO held cash deposits and short - term investments in the amount of $892,556,521 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2025, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of December 31, 2025, USO’s portfolio held 13,180 Oil Futures Contracts traded on the NYMEX. As of December 31, 2025 USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USO’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2025, USO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Oil Fund, LP (the “Fund”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 27, 2026

United States Oil Fund, LP

Statements of Financial Condition
At December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $651,873,522 and $727,450,000, respectively) (Notes 2 and 5)	$651,873,522	$727,450,000
Equity in trading accounts:
Cash and cash equivalents (at cost $241,747,983 and $280,259,886, respectively)	241,747,983	280,259,886
Unrealized gain (loss) on open commodity futures contracts	(7,910,690)	28,431,020
Unrealized gain (loss) on open swap contracts	964,023	(2,068)
Due from Broker	—	13,487,676
Receivable for shares sold	—	45,270,292
Dividends receivable	1,794,515	2,777,123
Interest receivable	1,048,791	1,366,692
Prepaid insurance	100,216	42,308
ETF transaction fees receivable	—	1,000

Total Assets	$889,618,360	$1,099,083,929

Liabilities and Partners’ Capital
Payable due to Broker	$1,065,473	$7,872,455
General Partner management fees payable (Note 3)	363,997	436,917
Professional fees payable	2,026,648	2,011,267
Due to custody	—	318,003
Brokerage commissions payable	—	119,336
Directors’ fees payable	28,436	33,106
License fees payable	57,394	69,358

Total Liabilities	3,541,948	10,860,442

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	886,076,412	1,088,223,487
Total Partners’ Capital	886,076,412	1,088,223,487

Total Liabilities and Partners’ Capital	$889,618,360	$1,099,083,929

Limited Partners’ shares outstanding	12,823,603	14,423,603
Net asset value per share	$69.10	$75.45
Market value per share	$69.16	$75.55

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2026 contracts, expiring January 2026*	$764,706,290	13,180	$(7,910,690)	(0.89)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	340,000,000	$340,000,000	38.37
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.69%#	260,000,000	260,000,000	29.34
Total United States Money Market Funds		$600,000,000	67.71

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment		Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Expiration Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP361E 07212025Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2026	$67,552,633	$67,552,151	—	$(482)
SOC GEN SGIXCWTI 12182025Index(b)	0.25%	Societe Generale	monthly	06/18/2026	$60,833,138	$61,797,643	—	$964,505
Total Open OTC Commodity Swap Contracts˄					$128,385,771	$129,349,794	—	$964,023
(a)	Reflects the SocGen and Macquarie values at reset dates of December 19 and December 31, 2025, respectively.
(b)	Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $237,047,494 on open commodity futures contracts.

∧Collateral amounted to $4,700,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2025.

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2025 contracts, expiring January 2025*	$766,513,460	11,084	$28,431,020	2.61

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	727,450,000	$727,450,000	66.85
Total United States Money Market Funds		$727,450,000	66.85

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCWTI 12202024Index(b)	0.25%	Societe Generale	monthly	06/20/2025	123,976,793	123,975,932	—	(861)
MACQUARIE MQCP361E 07192024Index(b)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2025	169,418,314	169,417,107	—	(1,207)
Total Open OTC Commodity Swap Contracts˄					293,395,107	293,393,039	—	(2,068)
(a)	Reflects the value at reset date of December 31, 2024.
(b)	Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $263,049,397 on open commodity futures contracts.

∧Collateral amounted to $17,210,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Operations
For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(41,170,050)	$121,123,950	$(63,502,154)
Realized gain (loss) on swap contracts	(18,416,818)	22,162,096	(24,349,916)
Change in unrealized gain (loss) on open commodity futures contracts	(36,341,710)	25,379,090	(19,134,006)
Change in unrealized gain (loss) on open OTC commodity swap contracts	966,091	(162)	2,239
Dividend income	22,588,422	22,216,952	18,703,141
Interest income	15,851,843	40,648,336	53,007,019
ETF transaction fees	320,800	386,000	374,000
Total Income (Loss)	$(56,201,422)	$231,916,262	$(34,899,677)

Expenses
General Partner management fees (Note 3)	$4,409,002	$5,922,838	$7,138,269
Professional fees	2,071,000	2,723,054	2,184,411
Brokerage commissions	1,491,084	1,528,286	860,102
Directors’ fees and insurance	338,042	426,465	723,121
License fees	146,967	197,428	237,942

Total Expenses	$8,456,095	$10,798,071	$11,143,845
Net Income (Loss)	$(64,657,517)	$221,118,191	$(46,043,522)
Net Income (Loss) per limited partner share	$(6.35)	$8.54	$(3.14)
Net Income (Loss) per weighted average limited partner share	$(4.81)	$12.47	$(2.01)
Weighted average limited partner shares outstanding	13,439,493	17,729,341	22,963,603

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital
For the years ended December 31, 2025, 2024 and 2023

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$1,088,223,487	$1,567,345,541	$1,977,015,338
Addition of 91,200,000, 109,400,000 and 90,500,000 partnership shares, respectively	6,658,884,503	8,093,919,564	6,352,472,014
Redemption of (92,800,000), (118,400,000) and (95,300,000) partnership shares, respectively	(6,796,374,061)	(8,794,159,809)	(6,716,098,289)
Net income (loss)	(64,657,517)	221,118,191	(46,043,522)

Balances at end of year	$886,076,412	$1,088,223,487	$1,567,345,541
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(64,657,517)	$221,118,191	$(46,043,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	36,341,710	(25,379,090)	19,134,006
Change in unrealized (gain) loss on open swap contracts	(966,091)	162	(2,239)
(Increase) decrease in dividends receivable	982,608	(1,316,693)	2,452,991
(Increase) decrease in interest receivable	317,901	3,279,589	(1,818,766)
(Increase) decrease in prepaid insurance	(57,908)	29,872	69,464
(Increase) decrease in ETF transaction fees receivable	1,000	1,000	(2,000)
(Increase) decrease in receivable due from Broker	13,487,676	(13,487,676)	—
Increase (decrease) payable due to custody	(318,003)	318,003	(1,012,851)
Increase (decrease) in payable due to Broker	(6,806,982)	(9,056,391)	15,540,859
Increase (decrease) in General Partner management fees payable	(72,920)	(137,232)	(274,652)
Increase (decrease) in professional fees payable	15,381	381,437	(812,220)
Increase (decrease) in brokerage commissions payable	(119,336)	—	11,874
Increase (decrease) in directors’ fees payable	(4,670)	113	(9,220)
Increase (decrease) in license fees payable	(11,964)	(12,603)	(22,209)
Net cash provided by (used in) operating activities	(21,869,115)	175,738,682	(12,788,485)

Cash Flows from Financing Activities:
Addition of partnership shares	6,704,154,795	8,162,434,498	6,238,686,788
Redemption of partnership shares	(6,796,374,061)	(8,794,159,809)	(6,716,098,289)
Net cash provided by (used in) financing activities	(92,219,266)	(631,725,311)	(477,411,501)

Net Increase (Decrease) in Cash and Cash Equivalents	(114,088,381)	(455,986,629)	(490,199,986)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,007,709,886	1,463,696,515	1,953,896,501
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$893,621,505	$1,007,709,886	$1,463,696,515

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$651,873,522	$727,450,000	$952,408,574
Equity in Trading Accounts:
Cash and cash equivalents	241,747,983	280,259,886	511,287,941
Total Cash, Cash Equivalents and Equity in Trading Accounts	$893,621,505	$1,007,709,886	$1,463,696,515

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements
For the years ended December 31, 2025, 2024 and 2023

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Oil Fund, LP (“USO”) was organized as a limited partnership under the laws of the state of Delaware on May 12, 2005. USO is a commodity pool that issues limited partnership interests (“shares”) that are traded on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USO’s shares traded on the American Stock Exchange (the “AMEX”). USO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Seventh Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”). The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the Benchmark Oil Futures Contract, plus interest earned on USO’s collateral holdings, less USO’s expenses. The Benchmark Oil Futures Contract is the futures contract for light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire and changes, over a five-day period, into the NYMEX futures contract that is the next month to expire. The change from the near month contract to the next month contract occurs at the beginning of each month and will be approximately proportional, relative to total net assets, over each day of the five-day roll period.

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of December 31, 2025, USO held 13,180 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

Following the significant market volatility that occurred in the Spring of 2020 and the market conditions, regulatory requirements and risk mitigation measures taken by USO and USO’s FCM that impacted USO as a result thereof, USO disclosed its parameters for making decisions regarding the permitted investments USO would hold, including the intended order of priority in selecting investments and the type of investments to be held in its portfolio. Beginning with the monthly roll in September 2023 and ending with the monthly roll in January 2024, USO transitioned its investment portfolio to primarily invest in the Benchmark Oil Futures Contract, consistent with USO’s investment strategy prior to the Spring of 2020. However, USO has had, and will continue to have, the ability to invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract and Other Oil-Related Investments, such as OTC swaps, and USO may make such investments if market conditions, (including but not limited to those allowing USO to obtain greater liquidity (i.e., liquidity requirements) or to execute transactions with more favorable pricing), regulatory requirements (including, but not limited to, exchange accountability levels and position limits imposed by NYMEX as well as statutory or regulatory limits), risk mitigation measures (including those that may be taken by USO, USO’s FCMs, counterparties or other market participants), or other factors require USO to do so in order to meet its investment objective. USO may invest in Oil Futures Contracts beyond the Benchmark Oil Futures Contract, and/or Other Oil-Related Investments, as a result of, or in response to, any of the foregoing factors. In addition, USO may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements.

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

Authorized Participants pay USO a transaction fee of $1,000 for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Effective January 1, 2026 the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was be reduced from $1,000 per order to $350 per order. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of USO but rather at market prices quoted on such exchange.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2025.

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

Authorized Participants pay USO a $1,000 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Effective January 1, 2026 the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was reduced from $1,000 per order to $350 per order.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2025.

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

Recently Issued Accounting Pronouncement

USO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). USO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of USO, as prescribed in USO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”) of the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2025, 2024 and 2023, USO did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 were a total of $338,042 for USO and, in the aggregate for USO and the Related Public Funds, $754,349. For the year ended December 31, 2024 these fees and expenses were $426,465 for USO and, in the aggregate for USO and the Related Public Funds, $916,574 For the year ended December 31, 2023, these fees and expenses were $723,121 for USO and, in the aggregate for USO and Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2025, 2024 and 2023, USO incurred $146,967, $197,428, and $237,942, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs were $2,071,000 for the year ending December 31, 2025. For the years ending December 31, 2024 and 2023 USO’s investor reporting costs were $2,540,054 and $2,115,461, respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total commissions accrued to brokers	$1,491,084	$1,528,286	$860,102
Total commissions as annualized percentage of average total net assets	0.15%	0.12%	0.05%

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by USO through December 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended December 31, 2025. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2025 and December 31, 2024, USO held investments in money market funds in the amounts of $600,000,000 and $727,450,000, respectively. USO also holds cash deposits with its custodian and FCMs. As of December 31, 2025 and December 31, 2024, USO held cash deposits in the amounts of $293,621,505 and $280,259,886 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2025, the monthly average volume of open future and swap contract notional value was $770,659,676 and $212,113,224, respectively. For the year ended December 31, 2024, the monthly average volume of open future and swap contract notional value was $1,012,496,028 and $293,572,184, respectively.

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

The remaining defendants in In re: United States Oil Fund, LP Securities Litigation filed a motion to dismiss the claims in January 2021. “On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.”

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2025, 2024 and 2023 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operating Performance:
Net asset value, beginning of year	$75.45	$66.91	$70.05
Total income (loss)	(5.72)	9.15	(2.65)
Total expenses	(0.63)	(0.61)	(0.49)
Net increase (decrease) in net asset value	(6.35)	8.54	(3.14)
Net asset value, end of year	$69.10	$75.45	$66.91

Total Return	(8.42)%	12.76%	(4.48)%

Ratios to Average Net Assets
Total income (loss)	(5.74)%	17.61%	(2.20)%
Management fees	0.45%	0.45%	0.45%
Total expenses excluding management fees	0.41%	0.37%	0.25%
Net income (loss)	(6.60)%	16.79%	(2.90)%

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

NOTE 7 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2025 and 2024.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$42,404,806	$(70,828,412)	$25,561,469	$(53,339,285)
Total Expenses	2,102,269	2,133,072	2,097,499	2,123,255
Net Income (Loss)	$40,302,537	$(72,961,484)	$23,463,970	$(55,462,540)
Net Income (Loss) per Share	$1.90	$(4.10)	$0.33	$(4.48)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$243,169,142	$22,646,159	$(132,775,208)	$98,876,169
Total Expenses	2,873,971	2,717,867	2,675,189	2,531,044
Net Income (Loss)	$240,295,171	$19,928,292	$(135,450,397)	$96,345,125
Net Income (Loss) per Share	$12.02	$0.70	$(9.77)	$5.59

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

The following table summarizes the valuation of USO’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$600,000,000	$600,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(7,910,690)	(7,910,690)	—	—
OTC Commodity Swap Contracts	964,023	—	964,023	—

The following table summarizes the valuation of USO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$727,450,000	$727,450,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	28,431,020	28,431,020	—	—
OTC Commodity Swap Contracts	(2,068)	—	(2,068)	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of	Fair Value	Fair Value
	Financial	at December 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2025	2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity future contracts	$(7,910,690)	$28,431,020
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$964,023	$(2,068)

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2025		December 31, 2024		December 31, 2023
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(41,170,050)		$121,123,950		$(63,502,154)

	Change in unrealized gain (loss) on open commodity futures contracts		$(36,341,710)		$25,379,090		$(19,134,006)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(18,416,818)		$22,162,096		$(24,349,916)

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$966,091		$(162)		$2,239

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USO has no executive officers. Pursuant to the terms of the LP Agreement, USO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	54	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	62	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	65	Chief Operating Officer and Portfolio Manager
Kathryn D. Rooney	53	Management Director, Chief Marketing Officer
Daphne G. Frydman	51	Director of Compliance
Ray W. Allen	69	Portfolio Manager
Kevin A. Baum	55	Chief Investment Officer
Gordon L. Ellis	79	Independent Director
Malcolm R. Fobes III	61	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 69, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 55, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 62, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”)

from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 51, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 54, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 65, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023, and (5) the USCF Oil Plus Bitcoin Strategy Fund from December 9, 2025 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Ms. Rooney also serves as a director of USCF Advisers since March 10, 2024 and was listed as a principal of USCF Advisers effective March 28, 2025. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 79, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 61, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 68, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USO. Ray W. Allen makes trading and investment decisions for USO. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of USO. In addition, John P. Love, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

USO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of and other entities controlled by USCF. USO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2025, USO accrued aggregate management fees of $4,409,002.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2025, by the directors of USCF. USO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2025 was $338,042.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen(2)	$—	NA	NA	NA	—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	—	$—	$—
Independent Directors
Peter M. Robinson	$45,160	NA	NA	NA	$—	$—	$45,160
Gordon L. Ellis	$45,160	NA	NA	NA	$—	$—	$45,160
Malcolm R. Fobes III(1)	$55,356	NA	NA	NA	$—	$—	$55,356
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.
(2)	Mr. Nguyen served as a director of USCF until May 31, 2025. This table reflects his compensation earned through that date.

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

Director Independence

In February 2025, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USO by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$167,500	$162,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$190,000	$184,500

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(14)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.5(5)	Amendment 5 to the Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(15)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(15)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(15)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(11)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(12)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14 (13)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15 (17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Oil Fund, LP and Macquarie Bank Limited.
10.15 (18)	ISDA 2002 Master Agreement, dated June 13, 2022, by and between United States Oil Fund, LP and Société Générale S.A.
19.1(16)	Insider Trading Policies and Procedures
23.1(19)	Consent of Independent Registered Public Accounting Firm.
31.1(19)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(19)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(19)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(19)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on May 15, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 1, 2021.
(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2022.
(19)	Filed herewith.

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

Date: February 27, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 27, 2026
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 27, 2026
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 27, 2026
Stuart P. Crumbaugh

/s/ Peter M. Robinson	Independent Director	February 27, 2026
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2026
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2026
Malcolm R. Fobes III