Form 10-Q
period 2026-09-30
United States Oil Fund, LP
filed 2026-11-09
CIK 1327068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32834

United States Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2830691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 13,223,603 outstanding shares as of November 3, 2026.

United States Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Oil Fund, LP

Statements of Financial Condition

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Short-term U.S. Treasury Obligations, at fair value (at cost $1,160,832,549 and $-, respectively	1,160,832,549	—
Cash and cash equivalents (at cost $151,198,663 and $651,873,522, respectively) (Notes 2 and 5)	$151,198,663	$651,873,522
Equity in trading accounts:
Cash and cash equivalents (at cost $380,475,842 and $241,747,983, respectively)	380,475,842	241,747,983
Unrealized gain (loss) on open commodity futures contracts	4,995,168	(7,910,690)
Unrealized gain (loss) on open swap contracts	(7,998,987)	964,023
Due from Broker	11,304,665	—
Dividends receivable	409,488	1,794,515
Interest receivable	1,300,278	1,048,791
Prepaid professional fees	3,053	—
Prepaid insurance	89,045	100,216
ETF transaction fees receivable	350	—
Total Assets	$1,702,610,114	$889,618,360

Liabilities and Partners’ Capital
Payable due to Broker	$9,707,879	$1,065,473
Payable for shares redeemed	43,633,170	—
General Partner management fees payable (Note 3)	714,580	363,997
Professional fees payable	1,489,647	2,026,648
Directors’ fees payable	32,106	28,436
License fees payable	97,028	57,394

Total Liabilities	55,674,410	3,541,948

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,646,935,704	886,076,412
Total Partners’ Capital	$1,646,935,704	$886,076,412

Total Liabilities and Partners’ Capital	$1,702,610,114	$889,618,360

Limited Partners’ shares outstanding	11,323,603	12,823,603
Net asset value per share	$145.44	$69.10
Market value per share	$145.66	$69.16

See accompanying notes to financial statements.

United States Oil Fund, LP

Schedule of Investments (Unaudited)

At September 30, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2026 contracts, expiring October 2026*	$1,374,994,872	15,262	$4,995,168	0.30

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Short-term U.S. Treasury Obligations
U.S. Treasury Bills:
Matures on 10/08/2026, yield 3.85%	$30,000,000	$29,978,635	1.82
Matures on 10/13/2026, yield 3.68%	45,000,000	44,944,800	2.73
Matures on 10/15/2026, yield 3.76%	60,000,000	59,914,133	3.64
Matures on 10/20/2026, yield 3.44%	110,000,000	109,782,331	6.67
Matures on 10/22/2026, yield 3.50%	80,000,000	79,826,910	4.85
Matures on 10/29/2026, yield 3.70%	35,000,000	34,899,278	2.12
Matures on 11/03/2026, yield 3.59%	65,000,000	64,778,648	3.93
Matures on 11/10/2026, yield 3.60%	65,000,000	64,731,694	3.93
Matures on 11/17/2026, yield 3.76%	100,000,000	99,516,618	6.04
Matures on 12/01/2026, yield 3.76%	70,000,000	69,559,360	4.22
Matures on 12/08/2026, yield 3.81%	8,500,000	8,440,594	0.51
Matures on 12/24/2026, yield 3.86%	50,000,000	49,563,083	3.01
Matures on 12/31/2026, yield 3.86%	150,000,000	148,578,757	9.02
Matures on 1/07/2027, yield 3.86%	50,000,000	49,492,986	3.00
Matures on 1/21/2027, yield 3.87%	50,000,000	49,415,889	3.00
Matures on 1/28/2027, yield 3.86%	50,000,000	49,380,208	3.00
Matures on 2/04/2027, yield 3.89%	150,000,000	148,028,625	8.99
Total Short-term U.S. Treasury Obligations (cost, $1,160,832,549)		1,160,832,549	70.48

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.82%#	36,400,000	36,400,000	2.21
Total United States Money Market Funds		36,400,000	2.21

United States Oil Fund, LP

Schedule of Investments (Unaudited)

At September 30, 2026

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts
MACQUARIE MQCP361E 07212026Index(a)	0.26%	Macquarie Bank Ltd.	monthly	01/21/2027	$139,477,858	$139,476,865	—	$(993)
SOC GEN SGIXCWTI 06182026Index(a)	0.25%	Societe Generale	monthly	12/18/2026	$135,591,785	$127,593,791	—	$(7,997,994)
Total Open OTC Commodity Swap Contracts˄					$275,069,643	$267,070,656	—	$(7,998,987)

(a)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $351,155,353 on open commodity futures contracts.

˄Collateral amounted to $29,320,489 on open OTC commodity swap contracts.

#Reflects the 7-day yield at September 30, 2026.

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

United States Oil Fund, LP

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$317,222,443	$(29,807,410)	$1,111,553,144	$5,568,220
Realized gain (loss) on swap contracts	71,410,530	(6,618,471)	146,288,944	(8,128,147)
Change in unrealized gain (loss) on open commodity futures contracts	276,241,528	43,073,400	12,905,858	(30,499,210)
Change in unrealized gain (loss) on open OTC commodity swap contracts	520,373	9,010,427	(8,963,010)	93,107
Realized gain (loss) on short-term U.S. Treasury Obligations	(413,583)	—	(413,583)	—
Dividend income	7,345,205	6,578,548	26,106,764	17,146,867
Interest income	9,922,325	3,255,975	19,077,082	12,697,026
ETF transaction fees	48,650	69,000	141,400	260,000
Total Income (Loss)	$682,297,471	$25,561,469	$1,306,696,599	$(2,862,137)

Expenses
General Partner management fees (Note 3)	$2,246,926	$1,108,653	$5,991,264	$3,351,100
Professional fees	622,567	561,784	1,587,400	1,581,081
Brokerage commissions	602,985	352,575	1,625,109	1,133,961
Directors’ fees and insurance	95,618	37,532	326,130	154,995
License fees	74,898	36,955	199,709	111,703
Total Expenses	$3,642,994	$2,097,499	$9,729,612	$6,332,840
Net Income (Loss)	$678,654,477	$23,463,970	$1,296,966,987	$(9,194,977)
Net Income (Loss) per limited partner share	$39.94	$0.33	$76.34	$(1.87)
Net Income (Loss) per weighted average limited partner share	$44.58	$1.81	$84.93	$(0.68)
Weighted average limited partner shares outstanding	15,223,603	12,974,152	15,271,588	13,502,724

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balances at beginning of period	$1,753,725,242	$1,129,820,954	$886,076,412	$1,088,223,487
Addition of 27,700,000, 14,100,000, 97,800,000 and 75,400,000 partnership shares, respectively	3,549,723,301	1,052,703,882	11,527,392,943	5,549,271,767
Redemption of (33,000,000), (17,500,000), (99,300,000) and (77,800,000) partnership shares, respectively	(4,335,167,316)	(1,321,319,419)	(12,063,500,638)	(5,743,630,890)
Net income (loss)	678,654,477	23,463,970	1,296,966,987	(9,194,977)

Balances at end of period	$1,646,935,704	$884,669,387	$1,646,935,704	$884,669,387
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,296,966,987	$(9,194,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of short-term U.S. treasury obligations	(1,501,365,743)	—
Proceeds from sales or maturity of short-term U.S. treasury obligations	345,371,696	—
Net amortization and accretion on short-term U.S. treasury obligations	(5,252,085)	—
Net realized (gain) loss on short-term U.S. treasury obligations	413,583	—
Change in unrealized (gain) loss on open commodity futures contracts	(12,905,858)	30,499,210
Change in unrealized (gain) loss on open swap contracts	8,963,010	(93,107)
(Increase) decrease in receivable from Due from Broker	(11,304,665)	13,487,676
(Increase) decrease in dividends receivable	1,385,027	470,229
(Increase) decrease in interest receivable	(251,487)	592,479
(Increase) decrease in prepaid professional fees	(3,053)	—
(Increase) decrease in prepaid insurance	11,171	(209,054)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) payable due to custody	—	(318,003)
Increase (decrease) in payable due to broker	8,642,406	(6,382,408)
Increase (decrease) in General Partner management fees payable	350,583	(89,368)
Increase (decrease) in professional fees payable	(537,001)	(576,487)
Increase (decrease) in directors’ fees payable	3,670	(975)
Increase (decrease) in license fees payable	39,634	(10,272)
Net cash provided by (used in) operating activities	130,527,525	28,174,943

Cash Flows from Financing Activities:
Addition of partnership shares	11,527,392,943	5,594,542,059
Redemption of partnership shares	(12,019,867,468)	(5,728,915,001)
Net cash provided by (used in) financing activities	(492,474,525)	(134,372,942)

Net Increase (Decrease) in Cash and Cash Equivalents	(361,947,000)	(106,197,999)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	893,621,505	1,007,709,886
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$531,674,505	$901,511,887

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$151,198,663	$700,563,699
Equity in Trading Accounts:
Cash and cash equivalents	380,475,842	200,948,188
Total Cash, Cash Equivalents and Equity in Trading Accounts	$531,674,505	$901,511,887

See accompanying notes to financial statements.

United States Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2026

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

USO seeks to achieve its investment objective by investing primarily in futures contracts for light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by USO, USO’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”). As of September 30, 2026, USO held 15,262 Oil Futures Contracts for light, sweet crude oil traded on the NYMEX and did not hold any Oil Futures Contracts for light, sweet crude oil traded on the ICE Futures Europe.

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

In accordance with U.S. GAAP, USO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. USO is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USO recording a tax liability that reduces net assets. However, USO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2026.

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

The cost of investments sold is determined by the use of the specific identification method in calculating realized gains and losses on investments. Interest income, including amortization of premiums and accretion of discounts, is accrued when earned.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2026.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less. U.S. Treasury Bills are classified separately as Short-Term Treasury Obligations.

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

Ongoing Registration Fees and Other Offering Expenses

USO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2026 and 2025, USO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

USO is responsible for paying its portion of the directors’ and officers’ liability insurance for USO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USO and the Related Public Funds. USO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 estimated to be a total of $380,000 for USO and, in the aggregate for USO and the Related Public Funds, $881,000.

Licensing Fees

As discussed in Note 4 below, USO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, USO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2026, and 2025, USO incurred $199,709, and $111,703, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USO’s audit expenses and tax accounting and reporting requirements are paid by USO. These costs are estimated to be $2,300,000 for the year ending December 31, 2026. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, USO pays all brokerage fees and other expenses in connection with the operation of USO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

Futures Contract Slippage

During the quarter ended June 30, 2026, USO incurred negative price slippage of $2,467,010 on execution of oil futures trades, which was identified on the day of execution. USCF voluntarily made payment to USO to offset the $2,467,010 negative price slippage on contract execution. As a result, there was no impact to USO’s NAV. The Total Return would have been 0.13% lower on a 3-month basis and 0.24% lower on a 6-month YTD basis for the respective periods ending June 30, 2026, and 0.24% lower on a nine-month YTD basis if USCF had not made the payment.

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

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Total commissions accrued to brokers	$1,625,109	$1,133,961
Total commissions as annualized percentage of average total net assets	0.12%	0.15%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of crude oil futures contracts being held and traded.

For the nine months ended September 30, 2026, and 2025, the monthly average volume of open future contract notional value was $1,347,537,437 and $763,667,431, respectively.

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

All of the futures contracts held by USO through September 30, 2026, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. USO entered OTC swaps during the period ended September 30, 2026. These OTC swaps are subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USO also has credit risk to the sole counterparty to all domestic and foreign futures contracts, the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USO’s cash in money market funds and short-term U.S. treasury obligations that seek to maintain a stable per share NAV. USO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2026 and December 31, 2025, USO held investments in money market funds in the amounts of $36,400,000 and $600,000,000, respectively. As of September 30, 2026 and December 31, 2025, USO held investments in short-term U.S. treasury obligations in the amounts of $1,160,832,549 and $0, respectively. USO also holds cash deposits with its custodian and FCMs. As of September 30, 2026 and December 31, 2025, USO held cash deposits in the amounts of $495,274,505 and $293,621,505 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should USO’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2026, the monthly average volume of open future and swap contract notional value were $1,347,537,437 and $211,696,582, respectively. For the nine months ended September 30, 2025, the monthly average volume of open future and swap contract notional value were $763,667,431 and $236,227,097, respectively.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$105.50	$73.25	$69.10	$75.45
Total income (loss)	40.18	0.49	76.98	(1.40)
Total expenses	(0.24)	(0.16)	(0.64)	(0.47)
Net increase (decrease) in net asset value	39.94	0.33	76.34	(1.87)
Net asset value, end of period	$145.44	$73.58	$145.44	$73.58

Total Return*	37.8%	0.45%	110.48%	(2.48)%

Ratios to Average Net Assets
Total income (loss)	34.44%	2.61%	73.41%	(0.29)%
Management fees#	0.45%	0.45%	0.45%	0.45%
Total expenses excluding management fees#	0.28%	0.40%	0.28%	0.40%
Net income (loss)	34.26%	2.40%	72.86%	(0.92)%

#Annualized.

*See Note 3 - Futures Contract Slippage

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

The following table summarizes the valuation of USO’s securities at September 30, 2026 using the fair value hierarchy:

At September 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$1,197,232,549	$36,400,000	$1,160,832,549	$—
Exchange-Traded Futures Contracts
United States Contracts	4,995,168	4,995,168	—	—
OTC Commodity Swap Contracts	(7,998,987)	—	(7,998,987)	—

The following table summarizes the valuation of USO’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$600,000,000	$600,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(7,910,690)	(7,910,690)	—	—
OTC Commodity Swap Contracts	964,023	—	964,023	—

Effective January 1, 2009, USO adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	September 30, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$4,995,168	$(7,910,690)
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(7,998,987)	$964,023

The volume of open OTC swap positions relative to the net assets of USO at the date of this report is generally representative of open positions throughout the reporting period.

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2026		September 30, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,111,553,144	—	$5,568,220	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$12,905,858	—	$(30,499,210)

OTC Swap - Commodity Contracts	Realized gain (loss) on closed commodity swaps contracts	$146,288,944	—	$(8,128,147)	—

	Change in unrealized gain (loss) on open commodity swaps contracts	—	$(8,963,010)	—	$93,107

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

The following chart shows, for the period ending September 30, 2026, the rolling 30-day average difference between USO’s NAV and the Benchmark Oil Futures Contract. This is measured by subtracting the return of the Benchmark Oil Futures Contract from the return on USO’s NAV for each of the last thirty business days, and then averaging those thirty differences. The calculation is repeated daily.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to USO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact USO are discussed in “Item 1. Business” in the most recently filed 10-K.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USO is not) may hold, own or control. These levels and position limits apply to the futures contracts that USO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its futures contracts for light, sweet crude oil contract as the NYMEX. If USO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on USO’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USO could be required to reduce its aggregate position in Crude Oil Futures CL contracts back to the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2026, USO 15,262 NYMEX WTI Crude Oil Futures CL contracts and did not hold any ICE WTI Crude Oil Futures contracts. USO exceeded accountability levels of the NYMEX during the nine months ended September 30, 2026, including when it held a maximum of 28,402 Crude Oil Futures CL contracts on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and USO did not have to reduce the number of positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which USO invests. For the nine months ended September 30, 2026, USO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change. Due to evolving market conditions, remaining within relevant accountability levels and position limits, and, any additional or different risk mitigation measures taken by USO’s FCMs in the future with respect to USO acquiring additional Oil Futures contracts, USO has invested and intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2026. The price of the Benchmark Oil Futures Contract started the period at $57.42 per barrel. The high of the period was on April 2, 2026 when the price reached $108.84 per barrel. The low of the period was on January 7, 2026 when the price dropped to $55.94 per barrel. The period ended with the Benchmark Oil Futures Contract at $90.42 per barrel, an increase of approximately 57.47% over the period. USO’s per share NAV began the period at $69.10 and ended the period at $145.44 on September 30, 2026, an increase of approximately 110.48% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2026 contracts and ended with the November 2026 contracts. The increase of approximately 57.47% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USO seeks to track, which are more fully described below in the section titled “Tracking USO’s Benchmark.”

During the nine months ended September 30, 2026, the crude oil futures market was primarily in a state of backwardation. On days when the market was in contango the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of September 30, 2026, USO had 11,323,603 shares outstanding. On August 29, 2023, the SEC declared effective a registration statement filed by USO that registered an unlimited number of shares. As a result, USO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by USO than are outstanding due to the redemption of shares.

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

As of September 30, 2026, USO had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine months	Nine months
	ended	ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$1,780,066,219	$995,903,360
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$45,183,846	$29,843,893
Annualized yield based on average daily total net assets	3.39%	4.01%
Management fee	$5,991,264	$3,351,100
Total fees and other expenses excluding management fees	$3,738,348	$2,981,740
Total commissions accrued to brokers	$1,625,109	$1,133,961
Total commissions as annualized percentage of average total net assets	0.12%	0.15%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to an increase in brokerage commissions incurred and higher directors fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three months	Three months
	ended	ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$1,980,985,491	$977,565,617
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,267,530	$9,834,523
Annualized yield based on average daily total net assets	3.46%	3.99%
Management fee	$2,246,926	$1,108,653
Total fees and other expenses excluding management fees	$1,396,068	$988,846
Total commissions accrued to brokers	$602,985	$352,575
Total commissions as annualized percentage of average total net assets	0.12%	0.14%

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

Average interest rates earned on short-term investments held by USO, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a result, the amount of income earned by USO as a percentage of average daily total net assets was lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to an increase in brokerage commissions incurred.

The increase in total commissions accrued to brokers for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a higher number of Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2026, the average daily change in the Benchmark Oil Futures Contract was 0.380%, while the average daily change in the per share NAV of USO over the same time period was 0.390%. The average daily difference was 0.010% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USO’s shares to the public on April 10, 2006 to September 30, 2026, the average daily change in the Benchmark Oil Futures Contract was 0.017%, while the average daily change in the per share NAV of USO over the same time period was 0.007%. The average daily difference was (0.010%) (or (1.0) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USO’s NAV and the changes in the Benchmark Oil Futures Contract. The first chart below shows the daily movement of USO’s per share NAV versus the daily movement of the Benchmark Oil Futures Contract for the 30 valuation day period ended September 30, 2026. The second chart below shows the monthly total returns of USO as compared to the monthly value of the Benchmark Oil Futures Contract for the five years ended September 30, 2026.

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

For the nine months ended September 30, 2026, the actual total return of USO as measured by changes in its per share NAV was 110.48%. This is based on an initial per share NAV of $69.10 as of December 31, 2025 and an ending per share NAV as of September 30, 2026 of $145.44. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $142.55 as of September 30, 2026, for a total return over the relevant time period of 106.30%. The difference between the actual per share NAV total return of USO of 110.48% and the expected total return based on the Benchmark Oil Futures Contract of 106.30% was a difference over the time period of 4.18%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tended to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2025, the actual total return of USO as measured by changes in its per share NAV was (2.48)%. This is based on an initial per share NAV of $75.45 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $73.58. During this time period, USO made no distributions to its shareholders. However, if USO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USO would have had an estimated per share NAV of $71.34 as of September 30, 2025, for a total return over the relevant time period of (5.44)%. The difference between the actual per share NAV total return of USO of (2.48)% and the expected total return based on the Benchmark Oil Futures Contract of (5.44)% was a difference over the time period of 2.96%, which is to say that USO’s actual total return outperformed its benchmark by that percentage. USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, and net the difference in returns between USO’s current holdings and the Benchmark Oil Futures Contract tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the price of the Benchmark Oil Futures Contract.

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

During the third quarter of 2026 the rolling 30-day average daily difference between the return of USO’s NAV and the Benchmark Oil Futures Contract was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%).

There are three factors that typically have impacted or are most likely to impact USO’s ability to accurately track Benchmark Oil Futures Contract in addition to the foregoing.

First, USO may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the settlement price of that contract on the day during which USO executes the trade. In that case, USO may pay a price that is higher or lower, than the closing settlement price of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USO to either be higher or lower relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2026, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of Oil Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USO’s attempt to track the Benchmark Oil Futures Contract.

Second, USO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USO to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USO earns dividend and interest income on its cash, cash equivalents and Treasuries. USO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2026. Interest payments, and any other income, were retained within the portfolio and added to USO’s NAV. When this income exceeds the level of USO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USO will realize a net yield that will tend to cause daily changes in the per share NAV of USO to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by USO may continue to be lower than interest earned by USO. As such, USCF anticipates that USO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by USO.

Third, USO may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USO that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2026, USO held OTC swaps, which are considered Other Oil-Related Investments. If USO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, USO may invest in additional Other Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that USO must pay to the swap counterparty certain fees that USO does not have to pay for transactions executed on an exchange.

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

During the nine months ended September 30, 2026, the crude oil futures market was in a state of backwardation.

Crude Oil Market. During the nine months ended September 30, 2026, the price of the front month WTI crude oil futures contract traded in a range between $55.99 to $112.95. Prices increased 57.47% from December 31, 2025 through September 30, 2026, finishing at $90.42.

The Iran war was the principal factor affecting crude oil futures prices during the first three quarters of 2026. Prices for the U.S. crude oil futures benchmark closed at $112.95 per barrel in early April, while Brent crude oil futures, the international benchmark, approached $120 per barrel in March and May. Prices declined in June as a Memorandum of Understanding (MOU) was negotiated and signed between the United States and Iran. By early July, prices for both benchmarks had reached pre-war levels. However, the terms of the MOU were quickly violated, and prices rose during the third quarter, peaking above $100 per barrel in September. Global crude oil supply exceeded demand in January and February 2026; however, supply declined materially following the outbreak of hostilities and Iran’s closure of the Strait of Hormuz, through which approximately 20% of the world’s oil supply is transported. Global output continued to decline through May, reaching approximately 94.6 million barrels per day (“mbd”), compared with approximately 108.7 mbd in February, a decrease of approximately 13%. Although the reduction in supply exerted significant upward pressure on prices, forecasts of even higher crude oil prices did not fully materialize during the first half of 2026 due to several offsetting factors. These factors included: demand destruction and conservation in Asia and other regions, reduced purchases of oil by China at elevated prices and China’s increased reliance on previously accumulated inventories of oil, the rerouting of certain crude oil supplies by producers such as Saudi Arabia through pipelines to the Red Sea, and a coordinated release of strategic petroleum reserves by member countries of the Organization for Economic Co-operation and Development. The U.S. also drew down its strategic petroleum reserve to 340 million barrels, the lowest level since the early 1980’s. U.S. and global commercial inventories have also drawn down to the low end of ranges that have been in place since 2015. Global crude oil supply rebounded to approximately 101.3 mbd by the end of September as some traffic through the Strait of Hormuz resumed. Globally, inventories have been reduced by over 500 million barrels of crude, OPEC production and exports are still below pre-war levels, and significant threats from Iran and the Iran-backed Houthi militia in Yemen may continue to disrupt supply. Additionally, the factors that moderated crude oil prices during the Spring of 2026 may be less effective under current conditions. Conversely, any resolution of geopolitical conflicts could further ease supply disruptions, sanctions, and price volatility, which could lower prices.

U.S. crude oil production reached an all time high and averaged approximately 13.9 mbd in the third quarter of 2026. U.S. production has increased significantly over the last five years. Conversely, OPEC crude production dropped from 29.6 mbd in February to a low of 16.4 mbd in late spring before rebounding to 20.7 mbd by the end of September. OPEC output had been rising prior to the war as the cartel continued to gradually unwind voluntary cuts and quotas that were established to support market prices between 2022 and 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output.

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

For the ten-year time period between September 30, 2016 and September 30, 2026, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.189	0.977	0.308	0.094	0.111	0.271
US Gov’t Bonds (BEUSG4 Index)		1.000	0.227	(0.177)	(0.398)	(0.148)	(0.271)
Global Equities (FTSE World Index)			1.000	0.313	0.099	0.053	0.280
Unleaded Gasoline				1.000	0.674	(0.036)	0.776
Heating Oil					1.000	0.031	0.786
Natural Gas						1.000	(0.030)
Crude Oil							1.000
Source: Bloomberg, NYMEX

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Crude Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Unleaded	Heating	Natural	Crude
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Gasoline	Oil	Gas	Oil
Large Cap US Equities (S&P 500)	1.000	0.268	0.961	(0.399)	(0.491)	0.242	(0.450)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.423	(0.370)	(0.549)	(0.068)	(0.516)
Global Equities (FTSE World Index)			1.000	(0.499)	(0.588)	0.124	(0.544)
Unleaded Gasoline				1.000	0.873	(0.115)	0.892
Heating Oil					1.000	0.051	0.934
Natural Gas						1.000	(0.169)
Crude Oil							1.000
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

USCF has evaluated the nature and types of estimates that it makes in preparing USO’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by USO for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. For U.S. Treasury Obligations the effective interest method is used to estimate interest income, including amortization of premiums and accretion of discounts, and accrued when earned. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USO has allocated substantially all of its net assets to trading in Oil Interests. USO invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of USO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in USO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from USO’s investments in money market funds and Treasuries is paid to USO. During the nine months ended September 30, 2026, USO’s expenses did not exceed the income USO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2026, USO did not use other assets to pay expenses. To the extent income exceeds expenses, USO’s NAV will be positively impacted.

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

USO’s investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2026, USO did not purchase or liquidate any of its positions while daily limits were in effect; however, USO cannot predict whether such an event may occur in the future.

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

As of September 30, 2026, USO held cash deposits, cash equivalents and short-term investments in the amount of $1,692,507,054 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should USO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2026, USO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USO. While USO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USO’s financial position.

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

As of September 30, 2026, USO’s portfolio held 15,262 Oil Futures Contracts traded on the NYMEX. As of September 30, 2026, USO did not hold any Oil Futures Contracts traded on the ICE Futures. For a list of USO’s current holdings, please see USO’s website at www.uscfinvestments.com.

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

During the nine-month reporting period ended September 30, 2026, USO’s OTC transactions comprised OTC swaps intended to reflect the return on USO’s investments in Oil Futures Contracts and EFRP transactions.

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
(c)

USO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USO redeemed 330 baskets (comprising 33,000,000 shares) during the third quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/26 to 7/31/26	14,600,000	$123.95
8/1/26 to 8/31/26	9,900,000	$127.40
9/1/26 to 9/30/26	8,500,000	$148.73
Total	33,000,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2026.

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

Date: November 6, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2026